Form 10-Q
period 1997-06-30
BIORELIANCE CORP
filed 1997-09-10
CIK 1036629

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from               to
                               ------------     --------------

                        Commission File Number 0-22879


                            BIORELIANCE CORPORATION
           (Exact name of the registrant as specified in its charter)

           DELAWARE                                             52-1541583
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

     9900 BLACKWELL ROAD
     ROCKVILLE, MARYLAND                                          20850
(Address of principal executive offices)                       (Zip code)


              Registrant's telephone number, including area code:
                                (301) 738-1000

- --------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES         NO  X
     --        --

As of September 4, 1997, 7,602,675 shares of registrant's Common Stock, par value $.01 per share, were outstanding.



================================================================================

                            BIORELIANCE CORPORATION

                               TABLE OF CONTENTS

                                                                                               PAGE NO.
                                                                                               --------
PART I   FINANCIAL INFORMATION

         Item 1  -  Financial Statements:

              Consolidated Balance Sheets as of December 31, 1996 and
              June 30, 1997...............................................................         3

              Consolidated Statements of Income for the Three Months
              and Six Months Ended June 30, 1996 and 1997.................................         4

              Consolidated Statements of Cash Flows for the Six Months
              Ended June 30, 1996 and June 30, 1997.......................................         5

              Notes to Consolidated Financial Statements..................................         6

         Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................................         8

PART II  OTHER INFORMATION................................................................        13

SIGNATURES................................................................................        14

                       PART I  --  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            BIORELIANCE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                           JUNE 30,
                                                                                      DECEMBER 31,          1997
                                                                                          1996           (UNAUDITED)
                                                                                      -----------       -------------
                                           ASSETS
Current assets:
   Cash and cash equivalents......................................................    $    2,965        $      2,444
   Accounts receivable, net.......................................................        13,645              14,383
   Other current assets...........................................................         1,204                 948
   Deferred income taxes..........................................................           355                 331
                                                                                       ----------        ------------
          Total current assets....................................................        18,169              18,106
   Property and equipment, net....................................................        14,945              14,091
   Intangible assets, net.........................................................           468                 338
   Capitalized initial public offering costs, deposits and other assets...........           246               1,511
   Deferred income taxes..........................................................         1,999               1,216
                                                                                       ----------        ------------

          Total assets............................................................    $   35,827        $     35,262
                                                                                       ==========        ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt..............................................    $    1,555        $      1,512
   Accounts payable...............................................................         1,900               2,446
   Accrued employee compensation and benefits.....................................         2,213               2,196
   Other accrued liabilities......................................................         2,160               2,559
   Customer advances..............................................................         4,067               3,979
   Deferred income taxes..........................................................           859                 997
                                                                                       ----------        ------------
          Total current liabilities...............................................        12,754              13,689
   Long-term debt.................................................................         7,082               6,283
   Note payable to stockholder....................................................         1,900                  --
                                                                                       ----------        ------------
          Total liabilities.......................................................        21,736              19,972
                                                                                       ----------        ------------

Commitments and contingencies

Stockholders' equity:
   Convertible preferred stock, $.01  par value:  6,900,000 shares authorized;
         6,470,121 shares issued and outstanding..................................            65                  65
   Common stock, $.01 par value:  15,000,000 shares authorized; 339,930
         and 364,655 shares issued and outstanding................................             3                   4
   Additional paid-in capital.....................................................        20,073              20,121
   Accumulated deficit............................................................        (6,211)             (4,433)
   Equity adjustment from foreign currency translation............................           161                (467)
                                                                                       ----------        ------------
          Total stockholders' equity..............................................        14,091              15,290
                                                                                       ----------        ------------

          Total liabilities and stockholders' equity..............................    $   35,827        $     35,262
                                                                                       ==========        ============





  The accompanying notes are an integral part of these consolidated financial statements.

                           BIORELIANCE CORPORATION

                      CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)



                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                        JUNE 30,                      JUNE 30,
                                               ------------------------     -------------------------
                                                  1996          1997            1996          1997
                                               ----------    ----------     -----------    ----------
Revenue....................................   $    8,635    $   12,583     $    16,234    $   24,364

Expenses:
   Cost of sales...........................        5,714         7,585          11,111        15,027
   Selling, general and administrative.....        1,787         2,694           3,551         5,329
   Research and development................          307           323             579           626
   Nonrecurring charge.....................          261            --             261            --
                                               ----------    ----------     -----------    ----------
                                                   8,069        10,602          15,502        20,982
                                               ----------    ----------     -----------    ----------

Income from operations.....................          566         1,981             732         3,382
Interest and other expense, net............          174           117             332           317
                                               ----------    ----------     -----------    ----------

Income before income taxes.................          392         1,864             400         3,065
Provision for income taxes.................          165           776             168         1,287
                                               ----------    ----------     -----------    ----------

Net income.................................          227         1,088             232         1,778
Preferred stock dividends..................           35            --              70            --
                                               ----------    ----------     -----------    ----------

Net income available to common
    stockholders...........................   $      192    $    1,088     $       162    $    1,778
                                               ==========    ==========     ===========    ==========

Net income per common  and common
    equivalent share ......................   $     0.04    $     0.18     $      0.03    $     0.30
                                               ==========    ==========     ===========    ==========

Weighted average common and common
    equivalent shares outstanding..........        5,156         5,889           5,154         5,878
                                               ==========    ==========     ===========    ==========





  The accompanying notes are an integral part of these consolidated financial statements.

                            BIORELIANCE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                             -------------------------
                                                                                                1996           1997
                                                                                             ----------     ----------
Cash flows from operating activities:
  Net income.........................................................................       $      232     $    1,778
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization..................................................            1,046          1,717
      Loss on disposal of fixed assets...............................................               --            155
      Deferred income taxes, net.....................................................              255            945
      Changes in current assets and liabilities:
          Accounts receivable, net...................................................           (2,479)          (640)
          Other current assets.......................................................              (19)           375
          Accounts payable...........................................................               52            551
          Accrued employee compensation and benefits.................................             (179)           (19)
          Other accrued liabilities..................................................              242            377
          Customer advances..........................................................            1,019            (15)
      Capitalized initial public offering costs, deposits and other assets...........              (28)        (1,317)
                                                                                             ----------     ----------
               Net cash provided by operating activities.............................              141          3,907
                                                                                             ----------     ----------

Cash flows from investing activities:
     Purchases of equipment..........................................................             (722)        (1,297)
                                                                                             ----------     ----------
Cash flows from financing activities:
     Proceeds from debt..............................................................              800             --
     Payments on debt................................................................             (179)          (358)
     Payments on note payable to stockholder.........................................               --         (1,900)
     Payments on capital lease obligations...........................................             (352)          (484)
     Proceeds from exercise of stock options.........................................                9             49
                                                                                             ----------     ----------
               Net cash (used in) provided by financing activities...................              278         (2,693)
                                                                                             ----------     ----------

Effect of exchange rate changes on cash and cash equivalents.........................                7           (438)
                                                                                             ----------     ----------

Net decrease in cash and cash equivalents............................................             (296)          (521)
Cash and cash equivalents, beginning of period.......................................              693          2,965
                                                                                             ----------     ----------

Cash and cash equivalents, end of period.............................................       $      397     $    2,444
                                                                                             ==========     ==========





  The accompanying notes are an integral part of these consolidated financial statements.

                            BIORELIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  DESCRIPTION OF THE BUSINESS

    BioReliance Corporation (the "Company") is a contract research organization providing nonclinical testing and contract manufacturing services for biologics to biotechnology and pharmaceutical companies worldwide.

(2)  INTERIM FINANCIAL STATEMENTS PRESENTATION

    The accompanying interim financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and these consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company's Registration Statement on Form S-1.
In the opinion of management, the consolidated financial statements for the three-month and six-month periods ended June 30, 1997 and 1996 include all adjustments that are normal and recurring which are necessary for a fair presentation of the results of the interim periods. The results of operations for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of the results for the entire year ending December 31, 1997.

(3)  REVENUE RECOGNITION

    Revenue recognized from commercial contracts, which are principally fixed-price or fixed-rate, is recorded using the percentage-of-completion or the completed-contract method, depending on the nature and duration of the contract. The percentage-of-completion method is used for nonclinical testing services that are completed generally in greater than three days and for manufacturing contracts that do not provide for delivery of product. The completed-contract method is used for nonclinical testing services that are completed generally within three days and for contract manufacturing services that provide for delivery of product. The percentage of completion is determined using total project costs as a cost input measure. Revenue recognized from government contracts, which are principally cost-plus-fixed-fee, is recognized in an amount equal to reimbursable costs plus a pro-rata portion of the earned fee. Losses are provided for at the time at which they become known.

(4)  NET INCOME PER SHARE

    Net income per share has been computed using the weighted average common shares and common share equivalents outstanding during each period. Common share equivalents include convertible preferred stock and stock options. Common share equivalents are excluded from the computation in periods in which they have an anti-dilutive effect, and net income available to common stockholders is adjusted accordingly for the effect of cumulative dividends on convertible preferred stock.
Pursuant to the requirements of the SEC, common shares and common share equivalents issued or granted by the Company at prices below the public offering price (see Note 5) during the 12 months immediately preceding the filing of the initial Registration Statement and through the effective date of such Registration Statement have been calculated using the treasury stock method based upon the initial public offering price and have been included for all periods presented regardless of whether they are dilutive. The difference between primary and fully diluted net income per share is not significant for all periods presented.

(5)  INITIAL PUBLIC OFFERING

    On August 1, 1997, the Company completed an initial public offering of 2,102,014 shares of its common stock (plus an additional 297,986 shares by a selling stockholder) at an offering price of $15.00 per share. On August 7, 1997, the underwriters exercised an option to purchase an additional 315,302 shares. The net proceeds to the Company from the public offering and the exercise of the over-allotment option by the underwriters, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company, were approximately $32.5 million. Upon the closing of the offering, all outstanding shares of the Company's convertible preferred stock were automatically converted into 4,778,072 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Private Securities Litigation Reform Act provides a "safe harbor" for forward-looking statements. Certain statements included in this Quarterly Report on Form 10-Q are forward-looking. Such forward-looking statements, in addition to information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q, are based on the Company's current expectations and are subject to a number of risks and uncertainties that could cause actual future results to differ significantly from results expressed or implied in any forward-looking statements contained herein or that may be made from time to time by, or on behalf of, the Company. Information presented in this Form 10-Q should be read in conjunction with the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission, including the risk factors contained therein.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996

    Revenue was $12.6 million in the three months ended June 30, 1997, an increase of 45.7% over revenue of $8.6 million in the three months ended June 30, 1996. The increase was attributable to volume growth in BioTesting Services, the inclusion of revenue from BIOMEVA GmbH ("BIOMEVA") in the three months ended June 30, 1997 with no corresponding BIOMEVA revenue in the same period in the prior year (reflecting the timing of BIOMEVA's acquisition in July 1996) and, to a lesser extent, volume growth in MAGENTA Corporation.

    Cost of sales was $7.6 million in the three months ended June 30, 1997, an increase of 32.7% over cost of sales of $5.7 million in the three months ended June 30, 1996. The increase was attributable primarily to increased labor, materials, indirect expenses and facilities expenses related to the revenue growth, including expenses for BIOMEVA in 1997 only.

    Selling, general and administrative expense was $2.7 million in the three months ended June 30, 1997, an increase of 50.8% over selling, general and administrative expense of $1.8 million in the three months ended June 30, 1996. This increase was due to additional administrative and sales personnel (including BIOMEVA in 1997 only) and increased information systems, legal and other professional services expense.

    Research and development expense was $323,000 in the three months ended June 30, 1997, an increase of 5.2% over research and development expense of $307,000 in the three months ended June 30, 1996. The increase primarily was attributable to development of BioTesting processes in Europe.

    In the three months ended June 30, 1996, the Company incurred a nonrecurring charge against operations of $261,000 in connection with the Company's settlement of a dispute with a landlord relating to the termination of a lease. There was no corresponding charge in the three months ended June 30, 1997.

    Operating income was $2.0 million in the three months ended June 30, 1997, an increase of 250.0% over operating income of $566,000 in the three months ended June 30, 1996. The increase primarily was due to the increase in revenue, an improvement in gross margin and, to a lesser extent, the nonrecurring charge in the three months ended June 30, 1996.

    Net interest and other expense was $117,000 in the three months ended
June 30, 1997, a decrease of 32.8% compared to net interest and other expense of $174,000 in the three months ended June 30, 1996. This decrease was due to increased interest income on a higher average cash balance.

    The provision for income taxes was $776,000 in the three months ended June 30, 1997, compared to a provision of $165,000 in the three months ended June 30, 1996. The effective tax rate was 41.6% for the three months ended June 30, 1997 and 42.1% for the three months ended June 30, 1996.

    Net income was $1.1 million in the three months ended June 30, 1997, an increase of 379.3% over net income of $227,000 in the three months ended June 30, 1996. The improvement primarily was due to increased revenue and improved gross margin.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996

    Revenue was $24.4 million in the six months ended June 30, 1997, an increase of 50.1% over revenue of $16.2 million in the six months ended June 30, 1996. The increase was attributable to volume growth in BioTesting Services, the inclusion of revenue from BIOMEVA in the six months ended June 30, 1997 with no corresponding BIOMEVA revenue in the same period in the prior year (reflecting the timing of BIOMEVA's acquisition in July 1996) and, to a lesser extent, volume growth in MAGENTA Corporation.

    Cost of sales was $15.0 million in the six months ended June 30, 1997, an increase of 35.2% over cost of sales of $11.1 million in the six months ended June 30, 1996. The increase was attributable primarily to increased labor, materials, indirect expenses and facilities expenses related to the revenue growth, including expenses for BIOMEVA in 1997 only.

    Selling, general and administrative expense was $5.3 million in the six months ended June 30, 1997, an increase of 50.1% over selling, general and administrative expense of $3.6 million in the three months ended June 30, 1996. This increase was due to additional administrative and sales personnel (including BIOMEVA in 1997 only) and increased information systems, legal and other professional services expense.

    Research and development expense was $626,000 in the six months ended June 30, 1997, an increase of 8.1% over research and development expense of $579,000 in the six months ended

June 30, 1996. The increase primarily was attributable to development of processes for BioTesting and MAGENTA.

    In the six months ended June 30, 1996, the Company incurred a nonrecurring charge against operations of $261,000 in connection with the Company's settlement of a dispute with a landlord relating to the termination of a lease. There was no corresponding charge in the six months ended June 30, 1997.

    Operating income was $3.4 million in the six months ended June 30, 1997, an increase of 362.0% over operating income of $732,00 in the six months ended June 30, 1996. The increase primarily was due to an increase in revenue and an improvement in gross margin.

    Net interest and other expense was $317,000 in the six months ended
June 30, 1997, a decrease of 4.5% compared to net interest and other expense of $332,000 in the six months ended June 30, 1996. This decrease was due to increased interest income on a higher average cash balance offset in part by increased bank charges.

    The provision for income taxes was $1.3 million in the six months ended June 30, 1997, compared to a provision of $168,000 in the six months ended June 30, 1996. The effective tax rate was 42.0% for both the six months ended June 30, 1997 and 1996.

    Net income was $1.8 million in the six months ended June 30, 1997, an increase of 666.4% over net income of $232,000 in the six months ended June 30, 1996. The improvement primarily was due to increased revenue and improved gross margin.


LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1997, the Company had cash and cash equivalents of $2.4 million, compared to cash and cash equivalents of $3.0 million at December 31, 1996.

    The Company generated cash flows from operations of $3.9 million in the six months ended June 30, 1997, compared to $141,000 in the six months ended June 30, 1996. Net income, as adjusted for depreciation and amortization, loss on disposal of fixed assets and deferred income taxes, provided $4.6 million and $1.5 million in the six months ended June 30, 1997 and 1996, respectively. The increase in depreciation and amortization in the six months ended June 30, 1997 compared to the six months ended June 30, 1996, was due to the addition of BIOMEVA and the expansion of the Company's laboratory facilities. Changes in current assets and liabilities provided cash of $629,000 in the six months ended June 30, 1997, compared to using cash of $1.5 million in the six months ended June 30, 1996. Other long-term assets increased by $1.3 million in the six months ended June 30, 1997, primarily due to capitalized initial public offering costs.

    Working capital decreased to $4.4 million at June 30,1997, compared to $5.4 million at December 31, 1996. The decrease in working capital primarily was due to increases in accounts payable (principally amounts payable in connection with the initial public offering) and other accrued liabilities.

    The Company invested $1.3 million in capital expenditures for the six months ended June 30, 1997, compared to $722,000 in the six months ended June 30, 1996. The increase in capital expenditures reflects the Company's investment in information systems and, to a lesser extent, expansion of the Company's laboratory facilities and the related equipment.

    On March 28, 1997, the Company repaid a subordinated note from Sidney
R. Knafel, the Company's majority stockholder, in the amount of $1.9 million. This note, plus additional funding of $1.8 million provided by NationsBank, N.A. ("NationsBank"), was used to finance the acquisition of BIOMEVA in July 1996.

    Long-term debt was $6.3 million at June 30, 1997, compared to long-term debt of $7.1 million at December 31, 1996. At June 30, 1997, $3.4 million was outstanding under the Company's mortgage loan. The Company has extended its revolving loan agreement with NationsBank to October 31, 1997, and the Company intends to complete negotiations of that agreement before that date. At June 30 and September 4, 1997, there were no outstanding balances under the revolving loan agreement with NationsBank.

    On August 1, 1997, the Company completed an initial public offering of 2,102,014 shares of its Common Stock (plus an additional 297,986 shares by a selling stockholder) at an offering price of $15.00 per share. On August 7, 1997, the underwriters exercised an option to purchase an additional 315,302 shares. The net proceeds to the Company from the public offering and the exercise of the over-allotment option by the underwriters, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company, were approximately $32.5 million. Upon the closing of the offering, all outstanding shares of the Company's convertible preferred stock were automatically converted into 4,778,072 shares of common stock.

    At September 4, 1997, the Company had commitments to spend $1.3 million for computer systems software and integration related to the development of new information and telecommunication systems.

    The Company expects to continue expanding its operations through internal growth, geographic expansion and possible strategic acquisitions. The Company expects that such activities will be funded from existing cash and cash equivalents, cash flows from operations, bank borrowing and lease financing. Although the Company has no agreements or arrangements in place with respect to any future acquisition, there may be acquisition or other growth opportunities that require additional external financing, and the Company may, from time to time, seek to obtain funds from public or private issuances of equity or debt securities. There can be no assurances that such financing will be available on terms acceptable to the Company.

    Based on its current operating plan, the Company believes that available cash and cash equivalents, cash flows from operations and bank borrowings under its credit agreement will be sufficient to meet its foreseeable cash needs.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENT

    In February 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This statement establishes standards for computing and presenting earnings per share ("EPS"), simplifying previous standards for computing EPS and making them comparable to international standards. It replaces the presentation of primary EPS with a presentation of basic EPS, and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. SFAS 128 requires restatement of all prior period EPS data presented, and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted.

    The Company will adopt this statement during the fourth quarter of 1997, as required. Accordingly, all prior period EPS data will be restated. To illustrate the effect of adoption, the Company has elected to disclose pro forma basic and diluted EPS amounts computed using SFAS 128, as permitted by the standard. The pro forma basic and diluted EPS for the three months and the six months ended June 30, 1996 and 1997 are set forth below:

                                          THREE MONTHS         SIX MONTHS
                                         ENDED JUNE 30,      ENDED JUNE 30,
                                       -----------------   ------------------
                                         1996      1997       1996      1997
                                       ------    ------     ------    ------
     Basic earnings per share          $ 0.44    $ 2.07     $ 0.37    $ 3.43
     Diluted earnings per share        $ 0.04    $ 0.18     $ 0.03    $ 0.30

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         On August 1, 1997, the Company completed an initial public offering of 2,102,014 shares of its common stock (plus an additional 297,986 shares by a selling stockholder) at an offering price of $15.00 per share. On August 7, 1997, the underwriters exercised an option to purchase an additional 315,302 shares from the Company. The net proceeds to the Company from the public offering and the over-allotment to the underwriters, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company, were approximately $32.5 million. Upon the closing of the offering, all outstanding shares of the Company's convertible preferred stock were automatically converted into 4,778,072 shares of common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None


ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                 None

         (b) Reports on Form 8-K

                 None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   September 10, 1997


                                 BioReliance Corporation
                                      (Registrant)




                                 By /s/ CAPERS W. MCDONALD
                                    ------------------------

                                 Capers W. McDonald
                                 President and Chief Executive Officer




                                 By /s/ CARL C. SCHWAN
                                    ------------------------

                                 Carl C. Schwan
                                 Senior Vice President, Chief Financial Officer Treasurer and Assistant Secretary
                                 (Principal Financial and Accounting Officer)