Form 10-Q
period 1997-09-30
BIORELIANCE CORP
filed 1997-11-12
CIK 1036629

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ____________  to ______________

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

YES    X       NO
     --------     -------

As of October 30, 1997, 7,650,238 shares of registrant's Common Stock, par value $.01 per share, were outstanding.

================================================================================

                            BIORELIANCE CORPORATION

                               TABLE OF CONTENTS


                                                                                            PAGE
                                                                                           NUMBER
                                                                                           ------
PART I   FINANCIAL INFORMATION

         Item 1  -  Financial Statements:

             Consolidated Balance Sheets as of December 31, 1996 and
             September 30, 1997..............................................................3

             Consolidated Statements of Income for the Three Months
             and Nine Months Ended September 30, 1996 and 1997...............................4

             Consolidated Statements of Cash Flows for the Nine Months
             Ended September 30, 1996 and 1997...............................................5

             Notes to Consolidated Financial Statements......................................6

         Item 2  -  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................................8

PART II  OTHER INFORMATION..................................................................13

SIGNATURES..................................................................................15

                       PART I  --  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            BIORELIANCE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                           SEPTEMBER 30
                                                                            DECEMBER 31,       1997
                                                                                1996       (UNAUDITED)
                                                                            ----------     ----------
                               ASSETS
Current assets:
  Cash and cash equivalents................................................  $  2,965       $ 10,881
  Marketable securities....................................................        --         23,421
  Accounts receivable, net.................................................    13,645         17,361
  Other current assets.....................................................     1,204          1,516
  Deferred income taxes....................................................       355            331
                                                                            ----------     ----------
         Total current assets..............................................    18,169         53,510
Property and equipment, net................................................    14,945         14,617
Intangible assets, net.....................................................       468            299
Deposits and other assets..................................................       246            318
Deferred income taxes......................................................     1,999            405
                                                                            ----------     ----------

         Total assets......................................................  $ 35,827       $ 69,149
                                                                            ==========     ==========


                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt........................................  $  1,555       $  1,512
  Accounts payable.........................................................     1,900          1,775
  Accrued employee compensation and benefits...............................     2,213          2,857
  Other accrued liabilities................................................     2,160          2,766
  Customer advances........................................................     4,067          4,648
  Deferred income taxes....................................................       859            997
                                                                            ----------     ----------
         Total current liabilities.........................................    12,754         14,555
Long-term debt.............................................................     7,082          5,877
Note payable to stockholder................................................     1,900             --
                                                                            ----------     ----------
         Total liabilities.................................................    21,736         20,432
                                                                            ----------     ----------

Commitments and contingencies

Stockholders' equity:
  Convertible preferred stock, $.01  par value:  6,900,000 shares
     authorized; 6,470,121 and no shares issued and outstanding............        65             --
  Common stock, $.01 par value:  15,000,000 shares authorized;
      339,930 and 7,641,274 shares issued and outstanding..................         3             76
  Additional paid-in capital...............................................    20,073         52,630
  Accumulated deficit......................................................    (6,211)        (3,382)
  Equity adjustment from foreign currency translation......................       161           (607)
                                                                            ----------     ----------
         Total stockholders' equity........................................    14,091         48,717
                                                                            ----------     ----------

         Total liabilities and stockholders' equity........................  $ 35,827       $ 69,149
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

                            BIORELIANCE CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                                              SEPTEMBER 30,            SEPTEMBER 30,
                                                          ---------------------    ---------------------
                                                             1996        1997         1996        1997
                                                          ---------   ---------    ---------   ---------
Revenue.................................................  $   9,228   $  11,696    $  25,462   $  36,060
                                                          ---------   ---------    ---------   ---------

Expenses:
   Cost of sales........................................      6,158       7,294       17,269      22,321
   Selling, general and administrative...............         1,953       2,374        5,504       7,703
   Research and development............................         248         347          827         973
   Nonrecurring charge..................................        160          --          421          --
                                                          ---------   ---------    ---------   ---------
                                                              8,519      10,015       24,021      30,997
                                                          ---------   ---------    ---------   ---------

Income from operations..................................        709       1,681        1,441       5,063
Interest and other (income) expense, net................        249        (131)         581         186
                                                          ---------   ---------    ---------   ---------

Income before income taxes..............................        460       1,812          860       4,877
Provision for income taxes..............................        205         761          373       2,048
                                                          ---------   ---------    ---------   ---------

Net income..............................................        255       1,051          487       2,829
Preferred stock dividends...............................         35          --          105          --
                                                          ---------   ---------    ---------   ---------
Net income available to common
    stockholders........................................  $     220   $   1,051    $     382   $   2,829
                                                          =========   =========    =========   =========

Net income per common and common
    equivalent share ...................................  $    0.04   $    0.14    $    0.07   $    0.44
                                                          =========   =========    =========   =========

Weighted average common and common
    equivalent shares outstanding.......................      5,180       7,566        5,162       6,477
                                                          =========   =========    =========   =========





  The accompanying notes are an integral part of these consolidated financial statements.

                            BIORELIANCE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                    ---------------------
                                                                                       1996        1997
                                                                                    ---------   ---------
Cash flows from operating activities:
  Net income......................................................................  $     487   $   2,829
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization...............................................      1,857       2,333
      Loss on disposal of fixed assets............................................         --         163
      Deferred income taxes, net..................................................        359       1,756
      Changes in current assets and liabilities:
          Accounts receivable, net................................................     (4,120)     (4,859)
          Other current assets....................................................       (156)       (319)
          Accounts payable........................................................        199        (108)
          Accrued employee compensation and benefits..............................       (268)        645
          Other accrued liabilities...............................................        768         686
          Customer advances.......................................................      2,109       1,641
      Deposits and other assets...................................................        (12)        367
                                                                                    ---------   ---------
               Net cash provided by operating activities..........................      1,223       5,134
                                                                                    ---------   ---------

Cash flows from investing activities:
  Purchases of marketable securities..............................................         --     (23,421)
  Purchases of equipment..........................................................       (945)     (2,710)
  Acquisition of BIOMEVA GmbH, net of cash acquired...............................     (2,752)         --
                                                                                    ---------   ---------
               Net cash used in investing activities..............................     (3,697)    (26,131)
                                                                                    ---------   ---------

Cash flows from financing activities:
  Net proceeds from initial public offering......................................         --       32,464
  Proceeds from exercise of stock options........................................          19         101
  Proceeds from debt.............................................................       1,800          --
  Payments on debt...............................................................        (358)       (581)
  Proceeds from (payments on) note payable to stockholder........................       1,900      (1,900)
  Payments on capital lease obligations..........................................        (621)       (667)
                                                                                    ---------   ---------
               Net cash provided by financing activities..........................      2,740      29,417
                                                                                    ---------   ---------

Effect of exchange rate changes on cash and cash equivalents......................          9        (504)
                                                                                    ---------   ---------

Net increase in cash and cash equivalents.........................................        275       7,916
Cash and cash equivalents, beginning of period....................................        693       2,965
                                                                                    ---------   ---------

Cash and cash equivalents, end of period..........................................  $     968   $  10,881
                                                                                    =========   =========





  The accompanying notes are an integral part of these consolidated financial statements

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

(2)  INTERIM FINANCIAL STATEMENTS PRESENTATION

   The accompanying interim financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore these consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company's Registration Statement on Form S-1. In the opinion of management, the consolidated financial statements for the three-month and nine-month periods ended September 30, 1997 and 1996 include all normal and recurring adjustments which are necessary for a fair presentation of the results of the interim periods. The results of operations for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the results for the entire year ending December 31, 1997.

(3)  REVENUE RECOGNITION

   Revenue recognized from commercial contracts, which are principally fixed-price or fixed-rate, is recorded using the percentage-of-completion or the completed-contract method, depending on the nature and duration of the contract. The percentage-of-completion method is used for nonclinical testing services that are completed generally in greater than three days and for manufacturing contracts that do not provide for delivery of product. The completed-contract method is used for nonclinical testing services that are completed generally within three days and for contract manufacturing services that provide for delivery of product. The percentage of completion is determined using total project costs as a cost input measure. Revenue recognized from government contracts, which are principally cost-plus-fixed-fee, is recognized in an amount equal to reimbursable costs plus a pro-rata portion of the earned fee. Losses, if any, are provided for at the time at which they become known.

(4)  NET INCOME PER SHARE

   Net income per share has been computed using the weighted average common shares and common share equivalents outstanding during each period. Common share equivalents include convertible preferred stock and stock options. Common share equivalents are excluded from the computation in periods in which they have an anti-dilutive effect, and net income available to common stockholders is adjusted accordingly for the effect of cumulative dividends on convertible preferred stock.
Pursuant to the requirements of the SEC, common shares and common share equivalents issued or granted by the Company at prices below the initial public offering price (see Note 5) during the 12 months immediately preceding the filing of the initial Registration Statement and through the effective date of such Registration Statement have been calculated using the treasury stock method based upon the initial public offering price and have been included for all periods presented regardless of whether they are dilutive. The difference between primary and fully diluted net income per share is not significant for all periods presented.

(5)  INITIAL PUBLIC OFFERING

   On August 1, 1997, the Company completed its initial public offering of 2,102,014 shares of its common stock (plus an additional 297,986 shares by a selling stockholder) at an offering price of $15.00 per share. On August 7, 1997, the underwriters exercised an option to purchase an additional 315,302 shares. The net proceeds to the Company from the public offering and the exercise of the over-allotment option by the underwriters, after deducting the underwriting discounts and commissions and offering expenses payable by the
Company, were approximately $32.5 million.   Upon the closing of the offering,
all outstanding shares of the Company's convertible preferred stock were automatically converted into 4,778,072 shares of common stock.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996

         Revenue was $11.7 million in the three months ended September 30, 1997, an increase of 26.7% over revenue of $9.2 million in the three months ended September 30, 1996. The increase was attributable primarily to volume growth in BioTesting Services and, to a lesser extent, volume growth in MAGENTA Corporation.

         Cost of sales was $7.3 million in the three months ended September 30, 1997, an increase of 18.4% over cost of sales of $6.2 million in the three months ended September 30, 1996. The increase was attributable primarily to increased labor, materials and indirect expenses.

         Selling, general and administrative expense was $2.4 million in the three months ended September 30, 1997, an increase of 21.6% over selling, general and administrative expense of $2.0 million in the three months ended September 30, 1996. This increase was due to additional administrative and sales personnel and increased information systems, legal and other professional services expense.

         Research and development expense was $347,000 in the three months ended September 30, 1997, an increase of 39.9% over research and development expense of $248,000 in the three months ended September 30, 1996. The increase primarily was attributable to increased labor and materials used for development of molecular toxicology, quantitative polymerase chain reaction ("PCR") and cell-based virus detection assays and of large-scale biomanufacturing processes.

         In 1996, the Company incurred a nonrecurring charge against operations in connection with the settlement of a dispute with a landlord relating to the termination of a lease. In this regard, there was no charge in the three months ended September 30, 1997 and a charge of $160,000 in the three months ended September 30, 1996.

         Operating income was $1.7 million in the three months ended September 30, 1997, an increase of 137.1% over operating income of $709,000 in the three months ended September 30, 1996. The increase primarily was due to the leverage achieved from the increase in revenue on a high fixed cost structure.

         The Company earned net interest and other income of $131,000 in the three months ended September 30, 1997, compared to net interest and other expense of $249,000 in the three months ended September 30, 1996. The improvement was due primarily to interest income earned in 1997 on the investment of the funds received from the initial public offering.

         The provision for income taxes was $761,000 in the three months ended September 30, 1997, compared to a provision of $205,000 in the three months ended September 30, 1996. The effective tax rate was 42.0% for the three months ended September 30, 1997 and 44.6% for the three months ended September 30, 1996. The tax rate was higher in 1996 primarily due to an increase in the valuation allowance related to foreign net operating losses with no corresponding allowance in 1997.

         Net income was $1.1 million in the three months ended September 30, 1997, an increase of 312.2% over net income of $255,000 in the three months ended September 30, 1996. The improvement primarily was due to increased operating income.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

         Revenue was $36.1 million in the nine months ended September 30, 1997, an increase of 41.6% over revenue of $25.5 million in the nine months ended September 30, 1996. The increase was attributable primarily to volume growth in BioTesting Services, the inclusion of revenue from BIOMEVA GmbH ("BIOMEVA") in the first six months of the year ended June 30, 1997 with no corresponding revenue in the first six months of the prior year (reflecting the timing of BIOMEVA's acquisition in July 1996) and, to a lesser extent, volume growth in MAGENTA Corporation.

         Cost of sales was $22.3 million in the nine months ended September 30, 1997, an increase of 29.3% over cost of sales of $17.3 million in the nine months ended September 30, 1996. The increase was attributable primarily to increased labor, materials, indirect expenses and facilities expenses, including expenses for BIOMEVA in the six months ended June 30, 1997 with no corresponding expense for BIOMEVA in the six months ended June 30, 1996.

         Selling, general and administrative expense was $7.7 million in the nine months ended September 30, 1997, an increase of 40.0% over selling, general and administrative expense of $5.5 million in the nine months ended September 30, 1996. This increase was due primarily to additional administrative and sales personnel and increased information systems, legal and other professional services expense.

         Research and development expense was $973,000 in the nine months ended September 30, 1997, an increase of 17.7% over research and development expense of $827,000 in the nine months ended September 30, 1996. The increase primarily was attributable to increased labor and materials used for development of molecular toxicology, quantitative PCR and cell-based virus detection assays and large-scale biomanufacturing processes.

         In 1996, the Company incurred a nonrecurring charge against operations in connection with the settlement of a dispute with a landlord relating to the termination of a lease. In this regard, there was no charge in the nine months ended September 30, 1997 and a charge of $421,000 in the nine months ended September 30, 1996.

         Operating income was $5.1 million in the nine months ended September 30, 1997, an increase of 251.4% over operating income of $1.4 million in the nine months ended September 30, 1996. The increase primarily was due to the leverage achieved from the increase in revenue on a high fixed cost structure and, to a lesser extent, on the inclusion of operating income from BIOMEVA in the first six months of 1997 with no corresponding operating income in the first six months of 1996.

         Net interest and other expense was $186,000 in the nine months ended September 30, 1997, a decrease of 68.0% compared to net interest and other expense of $581,000 in the nine months ended September 30, 1996. The decrease in net expense was due primarily to interest income earned on the investment of the net proceeds from the initial public offering in August 1997 with no corresponding interest income in 1996.

         The provision for income taxes was $2.0 million in the nine months ended September 30, 1997, compared to a provision of $373,000 in the nine months ended September 30, 1996. The effective tax rate was 42.0% in the nine months ended September 30, 1997 and 43.4% in the nine months ended September 30, 1996. The tax rate was higher in 1996 primarily due to an increase in the valuation allowance related to foreign net operating losses with no corresponding allowance in 1997.

         Net income was $2.8 million in the nine months ended September 30, 1997, an increase of 480.9% over net income of $487,000 in the nine months ended September 30, 1996. The improvement primarily was due to increased operating income.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1997, the Company had cash and cash equivalents of $10.9 million, compared to cash and cash equivalents of $3.0 million at
December 31, 1996.   In addition, the Company had investments in marketable
securities of $23.4 million at September 30, 1997. These increases were the result of the net proceeds received from the Company's initial public offering in August 1997.

         The Company generated cash flows from operations of $5.1 million in the nine months ended September 30, 1997, compared to $1.2 million in the nine months ended September 30, 1996. Net income, as adjusted for depreciation and amortization, loss on disposal of fixed assets and deferred income taxes, provided $7.1 million and $2.7 million in the nine months ended

September 30, 1997 and 1996, respectively. The increase in depreciation and amortization in the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996, was due primarily to the addition of BIOMEVA in the first six months of 1997, with no corresponding depreciation for BIOMEVA in the first six months of 1996, and the expansion of the Company's laboratory facilities. Current assets and liabilities used cash of $2.3 million and $1.5 million in the nine months ended September 30, 1997 and 1996, respectively.

         Working capital increased to $39.0 million at September 30, 1997, compared to $5.4 million at December 31, 1996. The increase in working capital primarily was due to the investment of the net proceeds received from the Company's initial public offering.

         The Company spent $2.7 million for capital expenditures for the nine months ended September 30, 1997, compared to $1.5 million (including $0.6 million of expenditures financed by leases) in the nine months ended September 30, 1996. The increase in capital expenditures reflects the Company's investment in information systems and expansion of the Company's laboratory facilities and the related equipment. The major facilities expenditures in 1997 were for the expansion of the Company's BioTesting Services into Germany. The new German laboratory has been certified by the German regulatory authorities and, during the third quarter, completed its first client studies.

         In October 1997, the Company entered into a lease agreement with a developer to construct and lease a facility adjacent to the Company's BioTesting Services facility in Rockville, Maryland. The new facility will be used to consolidate existing research and development and administrative activities and to provide expanded capacity for BioAnalytical Services.

         Long-term debt was $5.9 million at September 30, 1997, compared to long-term debt of $7.1 million at December 31, 1996. On October 31, 1997, the Company refinanced its mortgage loan, promissory note and revolving loan agreement with NationsBank at an interest rate at LIBOR plus 1.25% to 2.0%, depending on the achievement of certain financial results. At September 30, 1997, $3.3 million was outstanding under the mortgage loan, $1.4 million was outstanding under the promissory note, and there were no outstanding balances under the revolving loan agreement with NationsBank. At September, 30, 1997, the Company had $1.0 million available under its line of credit agreement with NationsBank.

         On August 1, 1997, the Company completed an initial public offering of 2,102,014 shares of its Common Stock (plus an additional 297,986 shares by a selling stockholder) at an offering price of $15.00 per share. On August 7, 1997, the underwriters exercised an option to purchase an additional 315,302 shares. The net proceeds to the Company from the public offering and the exercise of the over-allotment option by the underwriters, after deducting the underwriting discounts and commissions and offering expenses payable by the
Company, were approximately $32.5 million.   Upon the closing of the offering,
all outstanding shares of the Company's convertible preferred stock were automatically converted into 4,778,072 shares of common stock.

         At September 30, 1997, the Company had commitments to spend $993,000 for computer systems software and integration related to the development of new information and telecommunication systems and $195,000 for laboratory equipment.

         The Company expects to continue expanding its operations through internal growth, geographic expansion and possible strategic acquisitions. The Company expects that such activities will be funded from existing cash, cash equivalents and marketable securities; cash flows from operations; and bank borrowings and lease financing. Although the Company has no agreements or arrangements in place with respect to any future acquisition, there may be acquisition or other growth opportunities that require additional external financing, and the Company may, from time to time, seek to obtain funds from public or private issuances of equity or debt securities. There can be no assurances that such financing will be available on terms acceptable to the Company.

         Based on its current operating plan, the Company believes that available cash, cash equivalents and marketable securities; cash flows from operations; and unused bank borrowings under its credit agreement will be sufficient to meet its foreseeable cash needs.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENT

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This statement establishes standards for computing and presenting earnings per share ("EPS"), simplifying previous standards for computing EPS and making them comparable to international standards. It replaces the presentation of primary EPS with a presentation of basic EPS, and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. SFAS 128 requires restatement of all prior period EPS data presented and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted.

         The Company will adopt this statement during the fourth quarter of 1997, as required. Accordingly, all prior period EPS data will be restated. To illustrate the effect of adoption, the Company has elected to disclose pro forma basic and diluted EPS amounts computed using SFAS 128, as permitted by the standard. The pro forma basic and diluted EPS for the three months and the nine months ended September 30, 1996 and 1997 are set forth below:

                                            THREE MONTHS                       NINE MONTHS
                                         ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                     -------------------------         --------------------------
                                        1996         1997                  1996           1997
                                     --------      ---------           ---------         --------
 Basic earnings per share            $ 0.49          $ 0.20             $ 0.88            $ 1.33
 Diluted earnings per share          $ 0.04          $ 0.14             $ 0.07            $ 0.44

                         PART II -- OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           None

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           The Company's Registration Statement on Form S-1 (File Number 333-25071) relating to the initial public offering of 2,102,014 shares (plus an additional 297,986 shares by a selling stockholder) of the Company's common stock was declared effective by the Securities and Exchange Commission on July 28, 1997. The offering commenced on July 29, 1997. On August 7, 1997, the underwriters exercised an over-allotment option to purchase an additional 315,302 shares from the Company. The managing underwriters were Morgan Stanley & Co., Incorporated and Hambrecht & Quist LLC.

           The aggregate proceeds of the offering to the Company were $36,260,000. The underwriters' discounts and commissions paid by the Company were $2,538,000, and other expenses paid by the Company were $1,257,000. The net proceeds received by the Company were $32,464,000.

           As of September 30, 1997 the Company has used the net proceeds from the offering as follows:

           Purchases of information systems hardware
                  and software                                         $273,000
           Purchases of laboratory equipment                             81,000
                                                                       --------
                                                                       $354,000
                                                                       ========

           At September 30, 1997, $23,421,000 of the net proceeds were invested in short-term United States government securities, and the balance was invested in money market funds pending the purchase of additional United States government securities.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

           On July 24, 1997, the stockholders of the Company approved a resolution by written consent in accordance with Section 228 of the Delaware General Corporation Law approving the BioReliance Corporation 1997 Incentive Plan in the form approved by the Board of Directors and filed as an exhibit to the Company's Registration Statement on Form S-1.

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

Dated:    November 12, 1997

                                    BioReliance Corporation
                                            (Registrant)




                                    By /s/ CAPERS W. MCDONALD
                                       ----------------------
                                    Capers W. McDonald
                                    President and Chief Executive Officer



                                    By /s/ CARL C. SCHWAN
                                       ---------------------

                                    Carl C. Schwan
                                    Senior Vice President,
                                    Chief Financial Officer,
                                    Treasurer and Assistant Secretary
                                    (Principal Financial and Accounting Officer)