Form 10-K
period 1997-12-31
BIORELIANCE CORP
filed 1998-03-31
CIK 1036629

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

[  x  ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                      OR
[     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 0-22879

                           BIORELIANCE CORPORATION
            (Exact name of registrant as specified in its charter)

               DELAWARE                               52-1541583
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)              Identification Number)

          9900 BLACKWELL ROAD
          ROCKVILLE, MARYLAND                           20850
     (Address of principal office)                    (zip code)

      (Registrant's Telephone Number, Including Area Code): (301) 738-1000

       Securities registered pursuant to Section 12(b) of the Act: NONE

         Securities registered pursuant to Section 12(g) of the Act:

                        COMMON STOCK, $0.01 PAR VALUE
                               (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X    No
                                                      -------     -------

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                         --------

      The aggregate market value of the voting stock held by nonaffiliates of the registrant (based on the closing price of such stock as reported on February 27, 1998 on the Nasdaq National Market was approximately
$91,715,949. There were 7,760,027 shares of common stock, $0.01 par value per share, outstanding as of February 27, 1998.

                     DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the registrant's definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this report.

                                                TABLE OF CONTENTS


ITEM                                                                                                     PAGE
                                                      PART I

Item 1.           Business.......................................................................          4
Item 2.           Properties.....................................................................         17
Item 3.           Legal Proceedings..............................................................         18
Item 4.           Submission of Matters to a Vote of Security Holders............................         18

                                                      PART II

Item 5.           Market for the Registrant's Common Equity and Related Stockholder
                     Matters.....................................................................         20
Item 6.           Selected Financial Data........................................................         21
Item 7.           Management's Discussion and Analysis of Financial Condition and
                     Results of Operations.......................................................         23
Item 8.           Financial Statements and Supplementary Data....................................         29
Item 9.           Changes in and Disagreements with Accountants on Accounting
                     and Financial Disclosure....................................................         29

                                                     PART III

Item 10.          Directors and  Executive Officers of the Registrant............................         29
Item 11.          Executive Compensation.........................................................         29
Item 12.          Security Ownership of Certain Beneficial Owners and Management.................         29
Item 13.          Certain Relationships and Related Transactions.................................         30

                                                      PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............         30



                         FORWARD-LOOKING INFORMATION

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, certain statements under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and located elsewhere herein regarding industry prospects and the Corporation's results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption "Business -- Risk Factors," among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations.

                                    PART I

ITEM 1.     BUSINESS

OVERVIEW

      BioReliance Corporation ("BioReliance" or the "Corporation") is a leading contract research organization ("CRO") providing nonclinical testing and contract manufacturing services for biologics to biotechnology and pharmaceutical companies worldwide. The Corporation provides two types of contract services, BioTesting Services and BioManufacturing Services, each of which spans the product cycle from early preclinical development through licensed production. The Corporation's biotesting services include: (i) BioSafety Testing, for assessing cell banks used to manufacture biologics, validating purification processes for clearance of adventitious agents such as viruses, and testing in-process and final products; (ii) Analytical Services, for assessing the structure and stability of biologics; and (iii) preclinical BioTrials, for conducting both in vitro ("test tube") and short-term in vivo ("animal") studies. The Corporation's biomanufacturing services include viral production and microbial production.

CRO INDUSTRY OVERVIEW

      The CRO industry provides outsourced product development and licensed product support services on a contract basis to pharmaceutical and biotechnology companies. The CRO industry has evolved from providing primarily preclinical services in the 1970s to a full service industry today consisting of several hundred small, limited-service providers and a handful of larger companies in four broad service sectors. These sectors are (i) nonclinical laboratory testing focused on product characterization and identification of potential contaminants; (ii) contract manufacturing for clinical trials and commercial purposes; (iii) animal-based chronic toxicology studies; and (iv) human clinical trials management. BioReliance provides services in the first two of these categories, primarily for biologics.

BIOLOGICS DEVELOPMENT PROCESS

      Under the regulatory system of the United States, the product cycle for new pharmaceuticals can be divided into three distinct stages: preclinical development, clinical development and licensed product. The preclinical development stage involves the discovery, characterization, product formulation and biological trials necessary to prepare an Investigational New Drug ("IND") exemption application for submission to the FDA. The IND must be acceptable to the FDA before either a biologic or chemical drug can be tested in humans. The second, or clinical stage of development follows a successful IND submission and involves the activities necessary to demonstrate the safety, tolerability, efficacy and dosage of the active substance in humans, as well as the ability to manufacture the substance in accordance with the FDA's Good Manufacturing Practices ("GMP") regulations. For biologics, data from these activities are compiled in a Product License Application or, if a specified biologic, in a Biologic License Application, and submitted to the Center for Biologics Evaluation and Research (CBER) of the FDA requesting approval to market the product. The third stage, or licensed product (approved product) stage, follows FDA approval of the Product License Application or Biologics License Application, and involves the manufacture, distribution and clinical monitoring of the product. The licensed product stage, during which the biologic can be marketed as a product, also involves the development and regulatory approval of product modifications and line extensions of the original product.

SERVICES

      BioReliance provides two broad types of contract services, BioTesting Services and BioManufacturing Services, each of which spans the product cycle from early preclinical development through licensed production. The Corporation's comprehensive BioTesting Services are organized into three divisions. These are BioSafety Testing, Analytical Services and preclinical BioTrials. The Corporation's contract BioManufacturing Services currently include both viral production and microbial fermentation. The only significant CRO services not provided by BioReliance are chronic toxicology studies and human clinical trials management.

      Compared to CROs specializing in human clinical trials management, BioReliance's involvement with clients begins at a much earlier stage of product development, most often well before any clinical trials are initiated. In the Corporation's experience, preclinical services lead to increased business for later stage services, including manufacturing, by providing an entry at the earliest stage of product development. The Corporation provides these services to clients at every stage of product development and manufacture, including in-process and final testing of licensed biologics.

BIOTESTING SERVICES

BioSafety Testing

      BioSafety Testing includes assessments of cell banks used to manufacture biologics, validation of purification processes for clearance of adventitious agents such as viruses, and testing of in-process and final products. The Corporation pioneered biosafety testing during the development of the first biologics, including Genentech's Activase (R) and Ortho Pharmaceutical's Orthoclone OKT(R)3, in the early 1980s. The Corporation believes that it has a major share of the current international market for these services and intends to continue to increase its market share in this rapidly expanding field.

Cell Bank Characterization. The starting point for manufacture of a biologic is a cell bank, consisting of a large number of vials of cryopreserved cells. Each bank must be free of any detectable biologic contaminants. BioReliance performs all the FDA-required tests to characterize cell banks with respect to the presence of biologic agents such as viruses, mycoplasma and bacteria. The Corporation also confirms the species and identity of cell lines. A biologic may not proceed to human clinical trials without these tests.

Purification Process Validation. BioReliance conducts validation of client purification processes to determine the process' capability for clearance (removal or inactivation) of certain biological agents such as viruses, mycoplasma and DNA. The client typically conducts a small-scale version of its purification process at the Corporation's facilities. A biologic product will not be licensed if these studies are not performed. BioReliance has the capacity to perform large studies (for example, studies involving multiple purification steps and simultaneous testing with multiple biological agents), and the Corporation has dedicated laboratory suites for the performance of these studies in the United States and the United Kingdom and under development in Germany.

In-Process and Final Product Testing. The Corporation tests the biologic during intermediate states of manufacture (i.e., prior to purification) and as a final purified product. Each production lot must be tested for the presence of specified biological agents both prior to and after the purification process. In addition, the Corporation tests the final purified (and vialed) product, on a lot-by-lot basis to detect the presence of microbial and other agents. This FDA-required testing currently must be compliant with Good Laboratory

Practices ("GLPs"). The Corporation, however, as a leader in ensuring the quality of biologics, holds itself to the more stringent GMP requirements in its lot release testing, which are the same requirements that must be met in manufacturing processes. Tests are performed on each lot of a manufactured product throughout its clinical development and commercial marketing.

Analytical Services

      The Corporation's Analytical Services division was formed in 1995 in response to clients' expressed needs for development of analytical techniques to characterize biologics better in anticipation of new FDA regulations and guidelines published during 1996 that permit the development and manufacturing processes for well-characterized biologics to be streamlined. It is an outgrowth of prior biotesting relationships with clients and regulators.

Product Characterization and Methods Validation. The Corporation's Analytical Services focus on protein characterization to show that a molecule's structure meets predefined criteria. Generally, identity, purity, concentration and molecular weight are important defining parameters. Methods based on SDS PAGE, isoelectric focusing, N-terminal sequencing, high performance liquid chromatography (HPLC), peptide mapping, amino acid analysis, LC-electrospray mass spectrometry (LC-MS), and matrix assisted laser desorption/ionization time-of-flight (MALDI-TOF) mass spectrometry routinely are validated for clients in a GMP environment by the Corporation.

      Each biologic product presents a unique set of bioanalytical challenges. The size, shape and internal structure of the molecule determine the methods employed to fully characterize it in a manner suitable for regulatory submission. Generally, several different methods are required to fully characterize a biologic molecule. For a product license submission, it also is necessary to develop and rigorously validate each analytical method.

Formulation Development, Product Stability and Consistency Testing. The Corporation's Analytical Services provide the full spectrum of formulation development, stability testing and consistency testing services to client companies. Biologics are extremely sensitive to their immediate environment, and a suitable, stable formulation must be developed so that the product can be administered in active form to patients. The structural uniqueness of each product demands its own formulation -- a poor formulation can be responsible for a reduced therapeutic effect during clinical trials. The formulation also plays a key role in the stability of the product. Typically, several candidate formulations are developed and the relative product stability is compared for each formulation over an extended period of time (usually months to years) under a variety of conditions (temperature, humidity, etc.). The product's stability is measured by the same validated bioanalytical techniques that are used to assess the product's structural integrity on a lot-by-lot basis. The goal is a formulation in which the product remains active through final packaging, inventory storage, distribution to clinical sites and administration to patients. One of the major impacts of a successful formulation will be to extend the shelf-life of a biologic -- an extended shelf-life can have a significantly positive economic impact for the client. Finally, the FDA requires that the product maintain its structural identity and activity from lot-to-lot, throughout the product's commercial lifetime.

BioTrials

      For over twenty years, BioReliance has provided in vitro and in vivo testing services to assess the genetic safety of pharmaceutical and chemical products. With the advent of biotechnology, BioReliance has developed specialized assays to assess the safety of a variety of biologic products, from genetically engineered proteins to DNA plasmids used in gene therapy clinical trials. The greatest future growth in the BioTrials division is anticipated to come from the application of molecular biological techniques to assess chemical carcinogenicity as described below.

In Vitro Studies. BioReliance conducts a wide array of preclinical biological trials employing primarily in vitro ("test tube") approaches to assess toxicological effects of biologics and other substances. These studies include genetic safety assays for the detection of gene mutations, chromosome damage, primary DNA damage and cell transformation. The Corporation is well positioned in providing these services with its experienced scientific staff and new state-of-the-art laboratory facilities. BioReliance custom designs testing batteries and protocols to comply with international guidelines (which are different among the United States, Europe and Japan), and these are conducted in full compliance with GLPs. An additional in vitro service provided by the Corporation includes the detection of infectious agents, primarily viral, in laboratory animals used for research purposes by clients worldwide.

In Vivo and Molecular Studies. BioReliance currently offers several types of short-term in vivo ("animal") studies, primarily designed to refine dose levels during the preclinical stage of product development. Motivating the development of new in vivo services is a regulatory consensus forming in the United States not only to reduce the duration and costs of expensive chronic studies, but also to provide mechanistic data enabling earlier prediction of the carcinogenic potential of a drug or chemical.

      BioReliance is engaged in a contract sponsored by the National Institute of Environmental Health Sciences (NIEHS) to determine whether tumor formation can be induced by known carcinogens in certain strains of transgenic mice. The advantage of such an approach would be to shorten the "in life" portion of long-term carcinogenicity studies from two years to six months.

      Utilizing its experience in molecular biology, the Corporation believes that it can determine and measure the initial molecular and cellular events which culminate in tumor formation, reducing the "in life" portion of the study further, thereby lowering the per-study cost significantly. BioReliance expects that combining molecular detection assays with this approach will provide a compelling economic incentive for product developers to perform
these new molecular carcinogenicity studies.   The worldwide annual
expenditure for traditional chronic toxicology studies currently exceeds $1 billion. The Corporation believes that traditional chronic studies will be at first augmented by, and then replaced with, this molecular approach if it proves to be successful. Among CROs, BioReliance believes it has the early technological lead for commercial development of these advanced molecular assays.

      Employing its molecular biology expertise from the emerging gene therapy sector, the Corporation has developed a unique assay system in which specialized small animal models are coupled with advanced polymerase chain reaction (PCR) techniques to detect the presence of therapeutic DNA distributed in tissues and organs throughout the body. This specialized biodistribution study is important for gene therapy and other DNA-based products because the "active ingredient" is a genetic element that may have serious side effects if delivered to sites outside the target area within the body. For developers of DNA-based products, these studies now are required by the FDA prior to the first administration to humans in clinical trials.

BIOMANUFACTURING SERVICES

      BioReliance's contract BioManufacturing Services currently include both viral production and microbial fermentation. The Corporation has been providing services in viral production since 1993 when it formed MAGENTA Corporation ("MAGENTA"). The rapid progress of gene therapy products into Phase I/II human clinical trials and the emergence of cancer oncolytics have fueled the significant growth of biomanufacturing revenue for the Corporation from viral production services from 1993 to 1996. The Corporation entered into the biomanufacturing of microbial products with its acquisition of BIOMEVA GmbH, a contract manufacturer of microbial products located in Heidelberg, Germany ("BIOMEVA") in July 1996. Cell banking and biorepository services are parts of both manufacturing capabilities.

Cell Banking and Biorepository. A cell bank is a collection of cryopreserved vials, usually several hundred in number, which is held in a frozen state (at liquid nitrogen temperatures). Each vial contains genetically altered cells that are used for production of the biologic product. Typically, each biologic product will have both a Master Cell Bank ("MCB") and a Working Cell Bank ("WCB"). As the name implies, the WCB is the bank from which frozen vials are withdrawn, the cryopreserved cells are thawed, and the live cells are used to seed a bioreactor vessel for culture and production of the biologic product. The MCB is the bank from which additional WCBs are manufactured, if needed. Since the MCB and WCB are parts of the manufacturing process, they must be created in compliance with GMPs. BioReliance offers this capability in both the United States and Europe. The long-term storage of such vials is called a biorepository, which also must be maintained under strict GMP guidelines.

Production and Production Development. Generally, biologics are manufactured either by genetically altered mammalian cells (if the molecular structure is complex) or genetically altered microbial cells (if the molecular structure is relatively less complex). BioReliance offers mammalian cell culture services to developers of viral-based products, particularly gene therapies, viral vaccines and cancer oncolytics. In 1988, the Corporation began pioneering assays to support the development of gene therapy products. The Corporation has been involved in testing materials for over 70% of all gene therapy human clinical trial protocols that have been approved by regulatory bodies in the United States, Europe and Japan. Building on this early testing capability, in 1993 the Corporation established an independent contract manufacturing service for companies and research institutes developing gene therapies, which it believes was the first of its kind. Formed as a wholly owned subsidiary, MAGENTA drew upon the Corporation's many years of experience in viral testing and small scale manufacturing. BioReliance now has four GMP-compliant viral manufacturing suites in its Rockville, Maryland headquarters and two additional suites in Stirling, United Kingdom. Combined, these facilities have manufactured more than 60 lots of human clinical trial material for gene therapy clinical trials in the United States, Europe and Japan. The Corporation has specific experience in manufacturing retroviruses, adenoviruses, adeno-associated viruses and cells as tumor vaccines. The early-stage nature of these therapies demands that specific production techniques are developed for each product, much the same as with other biologic products. MAGENTA offers these production development services as part of its manufacturing "package" to clients.

      At the present time, the most advanced of MAGENTA's clients are engaged in Phase II clinical trials. However, the Corporation's manufacturing capacities are at the 100 liter per lot size -- more than sufficient for many Phase III viral therapy trials. As more gene therapy and other viral products reach Phase III and the market, and their manufacturing requires scales beyond 100 liters, the Corporation plans to construct appropriate facilities according to market demand.

      In 1996, the Corporation expanded its biomanufacturing capabilities by acquiring BIOMEVA, an established contract manufacturing company located in Heidelberg, Germany. BIOMEVA has been serving clients since 1989 and offers GMP-compliant contract fermentation services for recombinant and natural microorganisms, with bioreactor working volumes up to 1,000 liters. The microbial fermentation capabilities of BIOMEVA allow BioReliance to provide manufacturing services not only to viral vector gene therapy companies (through MAGENTA), but also to gene therapy companies that are employing "naked" DNA or plasmid DNA as a vector (rather than viruses). Besides manufacturing, BIOMEVA offers scale-up and development for production processes and provides bioanalytical testing of proteins and other biologics.

Purification and Purification Development. Both MAGENTA and BIOMEVA provide purification services for production clients. Similar to production services, purification techniques must be developed on a product-by-product basis. At the present time, MAGENTA is developing GMP-compliant chromatographic-based techniques for the large-scale purification of viruses. These techniques will be necessary as emerging gene therapy and other viral products progress to Phase III clinical trials.

Final Formulation and Filling. For its viral production clients, MAGENTA offers final formulation and filling services. Filling involves dispensing the final purified clinical product into individual containers suitable for shipment to the client for further processing or into formulated, individual dosage forms suitable for administration to individual patients in a human clinical trial. For its microbial-based production clients, BIOMEVA does not currently offer final filling services. The bulk of BIOMEVA's business is for large-scale production of licensed biologics, and, hence, the filling needs are quite substantial and would require an automated filling line. It is the intention of BioReliance to develop large-scale automated filling capabilities for both its gene therapy and other biologics clients. Such facilities likely will be located both in the United States and Europe.

CONTRACTUAL ARRANGEMENTS

      BioReliance enters into several different types of contractual relationships with its commercial clients. BioTesting Services contracts can be quotations, based upon established price lists for individual services, or work proposals, most often for larger studies composed of a variety of services. A majority of BioSafety Testing contracts range in length from a few weeks to several months; however, certain stability testing and lot release testing contracts may be one to two years in length. BioManufacturing contracts tend to be relatively longer because of the length of time required to create and characterize cell banks, perform pilot production runs, and produce and test the products. These contracts require a formal statement of work and range in length from six months to over two years. Government contracts, usually multi-year, are in formats consistent with the particular granting agency.

        Generally, service contracts may be canceled by the client upon notice, with a partial charge commensurate with the percentage of work completed at the time of cancellation. Although the contracts tend to be short in duration and typically include payment of certain fees based upon project expenditures to date, the loss of a large contract or the loss of multiple contracts could adversely affect the Corporation's future revenue and profitability. Contracts may be terminated for a variety of reasons, including the client's decision to forego a particular study or to cancel a particular product development program, the failure of a clinical trial, and unexpected or undesired results of the product testing.

      During 1997, approximately 8% of the Corporation's revenue was derived from contracts with various governmental agencies. Most of these contracts were for BioTesting Services. The Corporation generally performs services under cost-plus-fixed-fee contracts, where the government agency reimburses the Corporation for allowable costs incurred and pays the Corporation a negotiated fixed fee, up to contract funding amounts.

      A federal government contract may be modified or terminated at any time for the convenience of the government, including for changes in requirements or reductions in budgetary resources. If a contract is modified, the price of the contract would be adjusted equitably. If a contract is terminated for convenience, the Corporation would be reimbursed for reasonable costs plus a reasonable profit on work actually performed. In the event that the contract would have resulted in a loss, the reimbursed amounts would be adjusted proportionately to reflect the anticipated loss. State governments with which the Corporation contracts have statutory or regulatory provisions relating to government contracting that are generally comparable to those of the federal government.

      As a contractor, the Corporation believes that it has complied in all material respects with applicable government requirements. In certain circumstances where a contractor has not complied with the terms of a contract or with regulations or statutes, the contractor may be debarred or suspended from obtaining future contracts. Any such debarment or suspension could have a material adverse effect upon the Corporation's business and results of operations.

      Due to the short duration of most of the Corporation's contracts, BioReliance does not believe that backlog is a meaningful indicator of its future results.

GOVERNMENT REGULATION

      The FDA recently introduced new approaches to the regulation of biologics that benefit BioReliance and many of its clients. The FDA has published a list of "specified" biologic products that are eligible for new guidelines reducing the complexity of the product development and licensing process. The list of specified products includes most of the biologics now under development by pharmaceutical and biotechnology companies; namely, monoclonal antibodies, recombinant DNA (protein) products, synthetic therapeutic peptides of less than 40 amino acids, and synthetic plasmid nucleic acid therapeutics. The FDA recognizes that reliable bioanalytical techniques now are available that enable accurate characterization of these structurally complex products. Therefore, the FDA will forego some of its strict adherence to manufacturing process standards for biologics if certain validated, bioanalytical tests are performed on each lot of final product. Specified biologics for which bioanalytical techniques have been developed, validated and accepted by the FDA are termed "well-characterized" products by the FDA.

      The FDA will provide other important benefits and exemptions for well-characterized products. Biologics developers now will have more flexibility in engaging independent contract suppliers for each portion of the manufacturing process, so long as they ensure that each contract manufacturer employed meets manufacturing compliance requirements. In addition, the FDA no longer requires an "Establishment License" for a facility designated for the production of a specified, well-characterized product. Until recently, the large-scale facility necessary for licensed production was needed prior to product approval. The new approach enables the use of a smaller, pilot-scale facility owned by the developer or a contract manufacturer for the production of clinical trials materials, including those for pivotal Phase III trials, and of licensed products. BioReliance believes that developers of biologics will pursue CROs that understand these new guidelines and can provide the full range of services to support the proper characterization and documentation for biologics.

      The services performed by BioReliance are subject to various regulatory requirements designed to ensure the quality and integrity of pharmaceutical products, primarily under the Federal Food, Drug and Cosmetic Act and associated GLP and GMP regulations which are administered by the FDA in accordance with current industry standards. These regulations apply to all phases of drug manufacture, testing and record keeping, including personnel, facilities, equipment, control of materials, processes and laboratories, packaging, labeling and distribution. Noncompliance with GLPs or GMPs by the

Corporation in a project could result in disqualification of data collected by the Corporation in the project. Material violation of GLP or GMP requirements could result in additional regulatory sanctions, and in severe cases could result in a mandated closing of the Corporation's facilities, which would have a material adverse effect on the Corporation's business and results of operations.

      To help assure compliance with applicable regulations, BioReliance has established quality assurance units at its facilities that monitor ongoing compliance by auditing test data and regularly inspecting facilities, procedures and other GLP and GMP compliance parameters. In addition, FDA regulations and guidelines serve as a basis for the Corporation's standard operating procedures. Certain of the Corporation's development and testing activities are subject to the Controlled Substances Act, administered by the Drug Enforcement Agency ("DEA"), which regulates strictly all narcotic and habit-forming substances. The Corporation maintains restricted-access facilities and heightened control procedures for projects involving such substances due to the level of security and other controls required by the DEA. In addition to FDA regulations, the Corporation is subject to other federal and state regulations concerning such matters as occupational safety and health and protection of the environment.

      BioReliance's activities involve the controlled use of hazardous materials and chemicals. The Corporation is subject to foreign, federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products. The risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Corporation could be held liable for any damages that result which could have a material adverse effect on the Corporation's business and results of operations.

COMPETITION

      The CRO industry is highly fragmented, with several hundred producers ranging in size from one person consulting firms to full-service global drug development corporations. The Corporation primarily competes with in-house research departments of biotechnology and pharmaceutical companies, universities and medical centers, and other CROs, some of which may possess substantially greater capital, technical and other resources than the Corporation. The Corporation's primary CRO competitors are different in each of its service areas. For BioSafety Testing, its primary competitors are Inveresk Research International Ltd. and Q-One Biotech Ltd.; for Analytical Services, Tektagen, Inc. and Applied Analytical Industries, Inc.; for BioTrials, Covance Laboratories, Inc., SRI International, Inc. and Charles River Laboratories, Inc.; and for BioManufacturing Services, Bio-Intermediair Europe b.v. and Q-One Biotech Ltd. As a result of competitive pressures, the CRO industry is consolidating. This trend is likely to produce increased competition among the larger CROs for both clients and acquisition candidates. In addition, the CRO industry has attracted the attention of the investment community, which could lead to heightened competition by increasing the availability of financial resources for CROs. Increased competition may lead to price and other forms of competition that may affect the Corporation's margins. The Corporation believes the principal competitive factors in its business are scientific and technological expertise, reputation, regulatory experience, the ability to offer a full range of biologics development services, international presence and price.

INFORMATION SYSTEMS

      Although BioReliance is fundamentally a laboratory science based business, digital information systems are an important component of the Corporation's technological leadership. The Corporation believes that superior information systems are essential to expanding its operations and to providing innovative services to clients, for timely, accurate reporting and to enable clients to monitor their projects better. The Corporation's customized laboratory information management system (LIMS) is integral to daily BioTesting operations, and a new version of the current system is in development, based on user requirements and facilitated by new digital technologies. The Corporation relies upon an efficient corporate order processing system (COPS) for management of client information, beginning with sales inquiry information and tracking activities throughout the client service cycle. This is linked to an accounting-based management information system (MIS) that maintains progress billing and other client account records. All systems are oriented to the support of timely, accurate study information and client interactions.

      The Corporation is implementing ORACLE applications. The initial implementation consists of financial modules such as general ledger, accounts receivable and accounts payable and manufacturing inventory, as well as order entry, sales and marketing and barcoding technology. Other modules are scheduled for implementation in the third and fourth quarters of 1998. The Corporation believes that the ORACLE applications will provide an efficient business process, enhanced data security and integrity and integrated data and communications across all of the Corporation's sites and, importantly, with its customers.

      The FDA has become increasingly sophisticated with respect to information systems and the integrity of all forms of data incorporated into regulatory submissions. Correspondingly, BioReliance strives to be at the forefront of nonclinical testing laboratories in validation of hardware and software systems. The Corporation's continuing commitment to technological innovations and meeting changing client and regulatory requirements will drive continuous improvement of its information systems technology, maintaining a competitive advantage.

INSURANCE

      BioReliance maintains product liability and professional errors and omissions liability insurance, providing $13 million in coverage on a claims-made basis. In addition, in certain circumstances the Corporation seeks to manage its liability risk through contractual provisions with clients requiring the Corporation to be indemnified by the client or covered by clients' product liability insurance. In addition, in certain types of engagements, the Corporation seeks to limit contractual liability to its clients to the amount of fees received by the Corporation. The contractual arrangements are subject to negotiation with clients and the terms and scope of such indemnification, liability limitation and insurance coverage vary from client to client and from project to project. Although many of the Corporation's clients are large, well-capitalized companies, the financial performance of their indemnities is not secured. Therefore, BioReliance bears the risk that the indemnifying party may not have the financial ability to fulfill its indemnification obligations or that liability would exceed the amount of applicable insurance. In addition, the Corporation could be held liable for errors and omissions in connection with the services it performs. There can be no assurance that the Corporation's insurance coverage will be adequate or that insurance coverage will continue to be available on terms acceptable to the Corporation. See "Risk Factors -- Potential Liability."

EMPLOYEES

      At December 31, 1997, the Corporation had 414 full-time equivalent employees. The Corporation believes that its relations with its employees are good. None of the Corporation's employees is represented by a union.

RISK FACTORS

      In addition to the other information contained in this report or incorporated by reference herein, the following factors should be considered carefully in evaluating the Corporation and its business.

DEPENDENCE ON OUTSOURCING FOR DEVELOPMENT OF BIOLOGICS

      The Corporation's revenues are highly dependent on research, development and manufacturing expenditures by biotechnology and pharmaceutical companies for the development of biologics. The Corporation has benefited to date from the growing tendency of biotechnology and pharmaceutical companies to outsource product development projects to CROs. A decline in the development of biologics, a general decline in research and development expenditures by these companies, or a reduction in the outsourcing to CROs of research and development expenditures due to pharmaceutical industry consolidation or other factors could have a material adverse effect on the Corporation's business and results of operations.

DEPENDENCE ON AND EFFECT OF GOVERNMENT REGULATION

      The design, development, testing, manufacturing and marketing of biotechnology and pharmaceutical products are subject to regulation by governmental authorities, including the FDA and comparable regulatory authorities in other countries. The Corporation's business depends in part on strict government regulation of the drug development process, especially in the United States. Legislation may be introduced and enacted from time to time to modify regulations administered by the FDA governing the drug approval process. Any significant reduction in the scope of regulatory requirements or the introduction of simplified drug approval procedures could have a material adverse effect on the Corporation's business and results of operations.

      All of the Corporation's testing assays are performed in conformity with either GLP regulations or current GMP regulations. GLPs and GMPs are parts of the FDA regulations and guidelines governing the development and production of biologic and pharmaceutical products. Failure by the Corporation to comply with applicable requirements could result in the disqualification of data for client submissions to regulatory authorities and could have a material adverse effect on the Corporation's business and results of operations.

      All facilities and manufacturing techniques used for manufacturing of products for clinical use or for sale in the United States must be operated in conformity with current GMP regulations. The Corporation's facilities are subject to scheduled periodic regulatory inspections to ensure compliance with GMP requirements. A finding that the Corporation had materially violated GMP requirements could result in regulatory sanctions, the disqualification of data for client submissions to regulatory authorities and a mandated closing of the Corporation's facilities. Any such sanctions would have a material adverse effect on the Corporation's business and results of operations. See "Business -- Government Regulation."

RISKS ASSOCIATED WITH THE NATURE OF CONTRACTS

      Most of the Corporation's contracts are short-term in duration. As a result, the Corporation must continually replace its contracts with new contracts to sustain its revenue. In addition, many of the Corporation's long-term contracts may be cancelled or delayed by clients upon notice. Contracts may be terminated for a variety of reasons, including termination of product development, failure of products to satisfy safety requirements, unexpected or undesired results from use of the product or the client's decision to forego a particular study. In addition, the federal government may modify or terminate its contracts at any time for the convenience of the government. The failure to obtain new contracts or the cancellation or delay of existing contracts could have a material adverse effect on the Corporation's business and results of operations.

MANAGEMENT OF GROWTH

      The Corporation has experienced rapid growth over the past five years in both its domestic and international operations. The Corporation believes that sustained growth places a strain on operational, human and financial resources. In order to manage its growth, the Corporation must continue to improve its operating and administrative systems and to attract and retain qualified management and professional, scientific and technical operating personnel. To manage the growth of its operations outside the United States, the Corporation must assimilate differences in international business practices and overcome language differences. There can be no assurance that the Corporation will be able to manage its growth effectively. Failure to manage growth effectively could have a material adverse effect on the Corporation's business and results of operations.

DEVELOPMENT OF MANUFACTURING CAPABILITIES

      As part of its business strategy, the Corporation intends to expand its manufacturing capabilities to allow for large-scale production of biologics. There can be no assurance that the Corporation will be able to develop these expanded capabilities on acceptable terms, find clients for any new manufacturing capacity it may develop or operate any expanded manufacturing capabilities on a profitable basis.

      The establishment of additional manufacturing facilities will require substantial additional funds and personnel and will require compliance with extensive regulations applicable to such facilities. There can be no assurance that such funds and personnel will be available on acceptable terms, if at all, or that the Corporation will be able to comply with such regulations at acceptable cost, if at all. In addition, in managing this expansion the Corporation may encounter unforeseen regulatory, logistical or management problems or incur unexpected operating costs. Failure or delays in establishing these facilities, failure of market demand for these services to develop, or the incurrence of unexpected operating costs could have a material adverse effect on the Corporation's ability to meet its strategic objective of providing a broad range of product development services and its business and results of operations.

VARIATION IN QUARTERLY OPERATING RESULTS

      The Corporation's results of operations historically have fluctuated on a quarterly basis and can be expected to continue to be subject to quarterly fluctuations. Quarterly operating results can fluctuate as a result of a number of factors, including the commencement, delay, cancellation or completion of contracts; the mix of services provided; seasonal slowdowns in Europe during the summer months; the timing of start-up expenses for new services and facilities; the timing and integration of acquisitions; and changes in regulations related to biologics. The Corporation believes that quarterly comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, fluctuations in quarterly results could affect the market price of the Common Stock in a manner unrelated to the longer term operating performance of the Corporation.

ACQUISITION RISKS

      As part of its business strategy, the Corporation continually evaluates new acquisition opportunities. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products or services of the acquired companies, the expenses incurred in connection with the acquisition and subsequent assimilation of operations and products or services, the diversion of management's attention from other business concerns, and the potential loss of key employees of the acquired company. Acquisitions of companies outside the United States also may involve the additional risks of assimilating differences in international business practices and overcoming language differences. There can be no assurance that the Corporation will complete any future acquisitions, nor that acquisitions, if completed, will contribute favorably to the Corporation's operations and future financial condition or be integrated successfully.

COMPETITION; INDUSTRY CONSOLIDATION

      The CRO industry is highly fragmented, with several hundred providers ranging in size from one person consulting firms to full-service global drug development corporations. The Corporation primarily competes with in-house research departments of biotechnology and pharmaceutical companies, universities and medical centers, and other CROs, some of which possess substantially greater capital, technical and other resources than the Corporation. As a result of competitive pressures, the industry is consolidating. This trend is likely to produce increased competition among the larger CROs for both clients and acquisition candidates and increased competitive pressures on smaller providers. In addition, the CRO industry has attracted the attention of the investment community, which could lead to heightened competition by increasing the availability of financial resources for CROs. Increased competition may lead to price and other forms of competition that may have a material adverse effect on the Corporation's business and results of operations. See "Business -- Competition."

CONTROL BY EXISTING STOCKHOLDERS

      As of February 27, 1998, Sidney R. Knafel, Chairman of the Board of Directors of the Corporation, and related persons beneficially own an aggregate of approximately 41.2% of the outstanding Common Stock (excluding shares issuable upon the exercise of options). In addition, certain of the Corporation's executive officers, directors and related persons beneficially own an aggregate of approximately 43.9% of the outstanding Common Stock (excluding shares issuable upon the exercise of options). As a result, the Corporation's directors and executive officers and related persons may exercise a controlling influence over the outcome of matters submitted to the Corporation's stockholders for approval and may have the power to delay, defer or prevent a change in control of the Corporation.

POTENTIAL LIABILITY

      The Corporation formulates, tests and manufactures products intended for use by the public. In addition, the Corporation's services include the manufacture of biologic products to be tested in human clinical trials. Such activities could expose the Corporation to risk of liability for personal injury or death to persons using such products, although the Corporation does not commercially market or sell the products to end users. The Corporation seeks to reduce its potential liability through measures such as contractual indemnification provisions with clients (the scope of which may vary from client-to-client, and the performances of which are not secured) and insurance maintained by clients. The Corporation could be materially and adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of the indemnification agreements, if the indemnity, although applicable, is not performed in accordance with its terms or if the Corporation's liability exceeds the amount of applicable insurance or indemnity. In addition, the Corporation could be held liable for errors and omissions in connection with the services it performs. The Corporation currently maintains product liability and errors and omissions insurance with respect to these risks. There can be no assurance that the Corporation will be able to maintain such insurance coverage on terms acceptable to the Corporation. See "Business -- Insurance."

HAZARDOUS MATERIALS

      The Corporation's activities involve the controlled use of etiologic agents, hazardous chemicals and various radioactive materials. The Corporation is subject to foreign, federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. In the event of any contamination or injury from these materials, the Corporation could be held liable for any damages that result, including joint and several liability under certain statutes such as the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), and any such liability could exceed the resources of the Corporation. Furthermore, the failure to comply with current or future regulations could result in the imposition of substantial fines against the Corporation, suspension of production, alteration of its manufacturing processes or cessation of operations. There can be no assurance that the Corporation will not be required to incur significant costs to comply with any such laws and regulations in the future, or that such laws or regulations or liability thereunder will not have a material adverse effect on the Corporation's business and results of operations.

      The Corporation has been identified by the U.S. Environmental Protection Agency ("EPA") as one of several hundred potentially responsible parties ("PRPs") under CERCLA with respect to the Ramp Industries, Inc. site in Denver, Colorado. See "Legal Proceedings."

DEPENDENCE ON PERSONNEL

      The Corporation depends on a number of key executives, including Capers
W. McDonald, its President and Chief Executive Officer. The loss of the services of any of the Corporation's key executives could have a material adverse effect on the Corporation's business. The Corporation also depends on its ability to attract and retain qualified professional, scientific and technical operating staff. There can be no assurance the Corporation will be able to continue to attract and retain qualified staff. The Corporation's inability to attract and retain a qualified operating staff would have a material adverse effect on the Corporation's business and results of operations.

EXCHANGE RATE FLUCTUATIONS

      The accounts of the Corporation's international subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated into United States dollars at period-end exchange rates, and revenue and expense accounts are translated at average monthly exchange rates. Net exchange gains and losses resulting from such translations are excluded from net income and are accumulated in a separate component of stockholders' equity.

      Since the revenue and expenses of the Corporation's international operations generally are denominated in local currencies, exchange rate fluctuations between such local currencies and the United States dollar will subject the Corporation to currency translation risk with respect to the reported results of its foreign operations as well as to risks sometimes associated with international operations. The Corporation derived 16% of its revenue for 1997 from services performed outside of the United States.

In addition, the Corporation may be subject to currency risk when the Corporation's service contracts are denominated in a currency other than the currency in which the Corporation incurs expenses related to such contracts. There can be no assurance that the Corporation will not experience fluctuations in financial results from the Corporation's operations outside the United States, and there can be no assurance the Corporation will be able to contractually or otherwise favorably reduce the currency risks associated with its operations.

POTENTIAL VOLATILITY OF STOCK PRICE

      The market price of the Corporation's Common Stock has experienced a high degree of volatility. The market price of the Common Stock could be subject to wide fluctuations in response to variations in operating results from quarter to quarter, changes in earnings estimates by analysts, market conditions in the industry and general economic conditions. Furthermore, the stock market has experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. These market fluctuations may have an adverse effect on the market price of the Corporation's Common Stock.

ANTI-TAKEOVER EFFECTS OF CERTAIN CHARTER, BYLAW AND OTHER PROVISIONS

      Certain provisions of the Corporation's Amended and Restated Certificate of Incorporation (the "Certificate") and Bylaws, including the classification of the Board of Directors into three classes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Corporation. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Corporation's Common Stock. Certain of such provisions allow the Corporation to issue preferred stock with rights senior to those of the Common Stock and impose various procedural and other requirements which could make it more difficult for stockholders to effect certain corporate actions. In addition, the Corporation is subject to the provisions of Section 203 of the Delaware General Corporation Law ("DGCL"), which restricts certain business combinations with any "interested stockholder" and may delay, defer or prevent a change in control of the Corporation.


ITEM 2.     PROPERTIES

      BioReliance's principal administrative offices are located in Rockville, Maryland in a 10,000 square foot leased facility. The Corporation currently leases three laboratory facilities and owns a fourth facility in Rockville, Maryland, totaling approximately 120,000 square feet of operational and administrative space. In addition, the Corporation leases laboratory, manufacturing and administrative facilities of approximately 13,000 square feet in Stirling, United Kingdom, and approximately 14,000 square feet in Heidelberg, Germany. BioReliance maintains sales offices in Boston, Massachusetts, Chicago, Illinois, and Los Angeles, California; and European sales offices in Stirling, United Kingdom, and Heidelberg, Germany.

      BioReliance completed construction of a biotesting facility near its Heidelberg biomanufacturing facility in 1997. The Corporation has entered into a lease for 51,000 square feet of new headquarters space in Rockville, Maryland in which it plans to consolidate offices and laboratories from other leased facilities during 1998. The Corporation also is expanding its viral manufacturing capacity with the construction of a 58,000 square foot facility which is scheduled to be available for manufacturing in the first quarter of 1999.

      BioReliance believes that its facilities are adequate for the Corporation's operations and that suitable additional space will be available when needed.

      See Notes 12 and 15 of Notes to Consolidated Financial Statements for information concerning the Corporation's lease rental obligations.


ITEM 3.     LEGAL PROCEEDINGS

      The Corporation from time to time may be involved in various claims and legal proceedings arising in the ordinary course of business. The Corporation does not believe that any such claims or proceedings, individually or in the aggregate, would have a material adverse effect on the Corporation's financial condition or results of operations.

       The Corporation has been identified by the EPA as one of several hundred PRPs under CERCLA with respect to the Ramp Industries, Inc. site in Denver, Colorado. Although the Corporation believes that it sent only a small quantity of waste to this site, liability under CERCLA can exceed a PRP's pro rata share of cleanup costs. The EPA has incurred approximately $5 million to date to remove wastes from this site and expects to incur approximately an additional $1.3 million to remove the remaining wastes. However, the estimated total cleanup costs have not been determined. A joint settlement proposal was developed in October 1997 and submitted to EPA Region VIII representatives, who have agreed to support the proposal to Senior EPA management and the Department of Justice. There can be no assurance at this time that the joint settlement proposal will be accepted by the Department of Justice. The Corporation believes that the outcome of this matter will not have a material adverse effect on the Corporation's financial position or results of operations.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of the stockholders of the Corporation during the quarter ended December 31, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below are the names and ages of the Corporation's executive officers (as defined by regulations of the Securities and Exchange Commission), the positions and offices they hold with the Corporation, their terms as officers and their business experience. Executive officers are elected by the Board of Directors and serve at the discretion of the Board.

NAME                          AGE                      POSITION
----                          ---                      --------
Capers W. McDonald ...........46     President, Chief Executive Officer and
                                     Director

Michael R. N. Thomas .........50     Vice President, Chief Financial Officer and
                                     Treasurer

Sherry L. Rhodes .............42     Vice President, General Counsel and
                                     Secretary

John E. McEntire, Ph.D .......51     Vice President; President, MA BioServices,
                                     Inc.

Brandon J. Price, Ph.D .......49     Vice President; Chief Operating Officer,
                                     MAGENTA Corporation

Raymond F. Cosgrove, Ph.D ....50     Vice President, European Operations

Nona S. Karten ...............61     Vice President, Regulatory Affairs and
                                     Quality Assurance

Capers W. McDonald joined the Corporation as President and Chief Executive Officer in June 1992 and has been a Director of the Corporation since August 1992. From 1989 to 1992, he served as President of Spectroscopy Imaging Systems Corporation, a joint-venture of Siemens Medical Systems, Inc. and Varian Associates, Inc. in California. Prior to 1989, he held senior management positions with Hewlett-Packard Company in the Analytical Products Group and with HP Genenchem. Mr. McDonald is a co-founder and immediate past Chair of the Maryland Bioscience Alliance, a cooperative business association of over 100 bioscience companies throughout the state, and is a member of the Board of Visitors to the University of Maryland Biotechnology Institute. During 1996, he chaired the Bioscience Industry Growth Sector Committee for the Maryland Department of Business and Economic Development and is a Governor-appointed member of their Partnership for Workforce Quality. He received a S.M. in Mechanical Engineering from Massachusetts Institute of Technology and a M.B.A. from Harvard Business School.

Michael R.N. Thomas joined the Corporation in January 1998 as Vice President, Chief Financial Officer and Treasurer. From 1995 through 1997, Mr. Thomas was the Vice President, Chief Financial Officer, Secretary and Treasurer of Biosys, Inc., a developer and producer of genetically engineered pesticides. From 1991, he served as Vice President, Chief Financial Officer and Treasurer of Telor Ophthalmic Pharmaceuticals, Inc., a development-stage company in ophthalmic therapeutics, and prior to that he held several international positions with SmithKline Beecham before moving to the U.S. as Director, Corporate Development. He is a Fellow of the Institute of Chartered Accountants in England and Wales.

Sherry L. Rhodes joined the Corporation in December 1997 as Vice President, General Counsel and Secretary. She previously served as Vice President and General Counsel of I-NET, Inc., a network integration company specializing in information technology outsourcing, which was acquired by Wang Laboratories, Inc. in 1996. Prior to joining I-NET in 1994, she was a partner in the law firm of Reed Smith Shaw & McClay. Ms. Rhodes holds a J.D. from the University of Maryland School of Law and is admitted to the Bar in Maryland and the District of Columbia.

John E. McEntire, Ph.D. joined the Corporation in September 1994 as Vice President of the Biotechnology Group, and became President, MA BioServices, Inc. in January 1998. From September 1993 to July 1994, Dr. McEntire served as Director of Business Development for Applied Analytical Industries, Inc., an analytical testing company. From 1988 to 1993, he worked at Tektagen, Inc., another biosafety testing firm, where he became Executive Vice President for Operations in 1992. From 1984 to 1988, he served as Vice President, Operations and New Product Development of IMBIC Corporation, a contract research and development services company, where he developed and patented techniques for production, purification and synthesis of immunotherapeutic agents. Dr. McEntire earned a M.S. in Microbiology and a Ph.D. in Biochemistry from the University of Houston and served as a post-doctoral fellow in cellular immunology at the University of Texas Medical Branch.

Brandon J. Price, Ph.D. joined the Corporation as Vice President, Business Development in May 1992 and has served as Chief Operating Officer of MAGENTA since January 1997. In 1987, he co-founded Quality Biotech, a competing biosafety testing firm. From 1982 to 1986, he held senior management positions with Damon Biotech and Ortho Diagnostic Systems. From 1975 to 1982, he was an Assistant Professor of Oncology at the University of Miami Medical School and a staff member at the Los Alamos Scientific Laboratory. Dr. Price holds a Ph.D. in Biophysics from the University of Michigan.

Raymond F. Cosgrove, Ph.D. joined the Corporation in February 1993 as Managing Director of BioReliance Ltd. He has served as Vice President, European Operations since 1994 and as Director, BioReliance Holding GmbH since 1996. From 1989 to 1993, he was Director of Business Development of Shandon Scientific, Ltd., a manufacturer and distributor of clinical laboratory equipment and diagnostic reagents. Dr. Cosgrove holds a Ph.D. in Microbiology from London University.

Nona S. Karten joined the Corporation in 1976 and became Vice President, Regulatory Affairs and Quality Assurance in 1989. She is an active member in several United States and European quality assurance professional organizations, including the Society of Quality Assurance, where she serves as a member of the Board of Directors. Ms. Karten holds a M.A. in Biology from Hunter College.


                                   PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

MARKET PRICE

      The Corporation's Common Stock, $.01 par value, is traded on the Nasdaq National Market under the symbol "BREL". The following table presents, for the periods indicated, the high and low sale prices per share of Common Stock as reported by the Nasdaq National Market for the quarters since the Corporation's initial public offering in July 1997.

   QUARTER ENDED                              HIGH          LOW
   -------------                              ----          ---
   December 31, 1997                         $26.60        $18.00

   September 30, 1997 (beginning July 29)    $26.25        $16.50

NUMBER OF STOCKHOLDERS

      As of February 27, 1998, there were approximately 235 holders of record of the Corporation's Common Stock. Based on a review of its nominee account listings, the Corporation estimates that there are approximately 800 beneficial owners of the Corporation's Common Stock.

DIVIDENDS

      The Corporation has never declared or paid any cash dividends on its Common Stock, and the Corporation's existing credit facility prohibits the payment of dividends without the prior consent of the lender. The Corporation does not anticipate paying any cash dividends in the foreseeable future and intends to retain future earnings for the development and expansion of its business.

SALES OF UNREGISTERED SECURITIES

      The information required by this portion of Item 5 is incorporated by reference to Item 15 of Part II of the Registration Statement on Form S-1 (File 333-25071), filed April 11, 1997 with the Securities and Exchange Commission.

USE OF PROCEEDS - INITIAL PUBLIC OFFERING

      As of December 31, 1997, the Corporation had used approximately $1.9 million of the net proceeds from the Comporation's initial public offering toward debt repayment and purchases of laboratory equipment and information systems hardware and software.

      At December 31, 1997, $27,554,000 of the net proceeds were invested in short-term United States government securities, and the balance was invested in money market funds pending the purchase of additional United States government securities.


ITEM 6.     SELECTED FINANCIAL DATA

      The selected consolidated financial data set forth below for the five years ended December 31, 1997 has been derived from the Corporation's consolidated financial statements, audited by Price Waterhouse LLP, independent accountants. The selected consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Corporation's audited consolidated financial statements and related notes appearing elsewhere in this Report.

                                                                       YEAR ENDED DECEMBER 31,
                                                                       -----------------------
                                                           1993        1994        1995       1996(1)       1997
                                                           ----        ----        ----       -------       ----
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
 STATEMENT OF INCOME DATA:
 Revenue ................................................. $22,207     $28,094     $30,078      $37,682      $47,888
                                                           -------    --------   ---------      -------     --------

 Cost of sales ...........................................  15,248      19,094      20,570       24,860       29,452

 Selling, general and administrative expenses ............   4,704       5,947       7,071        7,852       10,093

 Research and development expenses .......................     236         354       1,012        1,110        1,393

 Nonrecurring charge .....................................     -           -           -            696(2)
                                                           -------    --------   ---------      -------     --------
          Total expenses .................................  20,188      25,395      28,653       34,518       40,938
                                                           -------    --------   ---------      -------     --------
 Income from operations ..................................   2,019       2,699       1,425(3)     3,164        6,950
 Interest and other (income) expenses, net ...............     297         439         524          816          (67)
                                                           -------    --------   ---------      -------     --------
 Income before income taxes ..............................   1,722       2,260         901        2,348        7,017
 Provision for (benefit from) income taxes ...............      62      (2,192)        243          846        2,951
                                                           -------    --------   ---------      -------     --------
 Net income .............................................. $ 1,660    $  4,452   $     658      $ 1,502     $  4,066
                                                           =======    ========   =========      =======     ========

 Net income per share (4):
     Basic ...............................................  $ 5.51      $15.46      $ 1.80       $ 4.41       $ 1.18
                                                           =======    ========   =========      =======     ========
     Diluted .............................................  $ 0.42     $  0.87      $ 0.11       $ 0.26       $ 0.60
                                                           =======    ========   =========      =======     ========
 Weighted average common stock outstanding ...............     276         279         289          309        3,458
                                                           =======    ========   =========      =======     ========
 Weighted average common and common
    equivalent shares outstanding (5) ....................   3,916       5,108       4,619        5,679        6,833
                                                           =======    ========   =========      =======     ========


                                                                  AS OF DECEMBER 31,
                                                                  ------------------
                                               1993        1994         1995        1996          1997
                                               ----        ----         ----        ----          ----
                                                                    (IN THOUSANDS)
        BALANCE SHEET DATA:
        Cash, cash equivalents and
           marketable securities.............     $570       $1,676        $693      $2,965         $33,781

        Working capital (deficit)............     (76)        5,326       4,963       5,415          38,109

        Total assets ........................   14,110       23,551      24,938      35,827          68,651

        Long-term debt ......................      810        4,694       6,189       8,982           5,434

        Stockholders' equity ................    6,928       11,452      12,121      14,091          49,795

----------

(1) In July 1996, the Corporation acquired all of the shares of common stock of BIOMEVA GmbH. The acquisition has been accounted for by the purchase method and, accordingly, BIOMEVA's results of operations have been included in the consolidated financial statements since the date of acquisition. See Note 2 of Notes to Consolidated Financial Statements.

(2) Nonrecurring charge represents a charge of $0.7 million ($0.4 million after income taxes) in connection with the settlement of a dispute with a landlord relating to the termination of a lease. See Note 9 of Notes to Consolidated Financial Statements.

(3) Income from operations includes the effect of $1.3 million of first-year expenses for Analytical Services.

(4) In certain years, net income has been reduced to reflect the assumed dividend paid to preferred stockholders. See Note 11 of Notes to Consolidated Financial Statements.

(5) The weighted average common stock outstanding has been reduced by the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Corporation. See Note 11 of Notes to Consolidated Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of the Corporation's financial condition and results of operations should be read in conjunction with the Corporation's consolidated financial statements and related notes thereto included elsewhere in this report.

OVERVIEW

      The Corporation recently has made significant investments to broaden the services it offers. In 1995, to augment its BioTesting Services and in anticipation of new FDA regulations relating to biologics, the Corporation invested in equipment and in marketing, sales, research and development to begin offering Analytical Services. In 1996, to complement its existing viral manufacturing capabilities and to strengthen its European presence, the Corporation added the capability to manufacture microbial fermentation products by acquiring BIOMEVA GmbH, an established contract manufacturer located in Heidelberg, Germany. The Corporation purchased BIOMEVA for an aggregate of $3.3 million, including $3.1 million paid in cash and the issuance of 23,333 shares of Common Stock, and accounted for the acquisition
as a purchase.   In 1997, the Corporation completed its initial public
offering which raised net proceeds of $32.2 million. Specific initiatives to invest in information management systems were commenced, as was the design and planning for a new consolidated headquarters facility and a new biomanufacturing facility, both in Rockville, Maryland.

      The Corporation's revenue has grown from $30.1 million in 1995, and $37.7 million in 1996, to a record $47.9 million in 1997. Net income similarly has risen throughout this period, reaching $0.7 million in 1995, $1.5 million in 1996, and $4.1 million in 1997.

      The major components of cost of sales are labor and related fringe benefits; facilities, primarily rent or depreciation, utilities and maintenance; direct materials; overhead costs, such as travel, office expenses and employee-related expenses; and subcontracted costs. Cost of sales includes these expenses for laboratories directly providing the services and for supporting services departments, principally regulatory
affairs, quality assurance and quality control.   In order to provide new
services from time to time, the Corporation may be required to expend amounts for labor and equipment that may have an adverse impact on margins.

      Selling, general and administrative expense and research and development expense consist primarily of labor and related fringe benefits, indirect materials and travel.

      The following table sets forth, for the periods indicated, certain income statement data as a percentage of revenue. The trends illustrated in this table may not be indicative of future results.



                                                        YEAR ENDED DECEMBER 31,
                                                       1995      1996       1997
                                                       ----      ----       ----
 Revenue ............................................ 100.0%    100.0%     100.0%
 Cost of sales ......................................  68.4      66.0       61.5
 Selling, general and administrative ................  23.5      20.8       21.1
 Research and development ...........................   3.4       2.9        2.9
 Nonrecurring charge ................................             1.9
                                                       ----      ----       ----
      Total expenses ................................  95.3      91.6       85.5
                                                       ----      ----       ----
 Income from operations .............................   4.7       8.4       14.5
 Interest and other expense (income), net ...........   1.7       2.2       (0.2)
                                                       ----      ----       ----
 Income before income taxes .........................   3.0       6.2       14.7
 Provision for income taxes .........................   0.8       2.2        6.2
                                                       ----      ----       ----
 Net income .........................................   2.2%      4.0%       8.5%
                                                       =====     =====      =====

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

      Revenue was $47.9 million in 1997, an increase of 27.1% over revenue of $37.7 million in 1996, reflecting increases in both BioTesting and BioManufacturing Services. The growth in revenue for BioTesting Services primarily was due to volume growth in BioSafety Testing and Analytical Services. The growth in revenue for BioManufacturing Services was due to volume and price increases in new viral production business for MAGENTA. BioTesting Services and BioManufacturing Services accounted for 85% and 15%, respectively, of the Corporation's revenue in 1997.

      Cost of sales was $29.5 million in 1997, an increase of 18.5% over cost of sales of $24.9 million in 1996. As a percentage of revenue, cost of sales decreased to 61.5% from 66.0% and gross margin increased to 38.5% from 34.0% in 1997 compared to 1996. This improvement in gross margin primarily was attributable to the high incremental margins contributed by growth in revenues from Analytical and BioManufacturing Services, and more efficient recovery of the fixed cost element of cost of sales.

      Selling, general and administrative expense was $10.1 million in 1997, an increase of 28.5% over expense of $7.9 million in 1996. The increase was due to administrative expense associated with the initial public offering and subsequent public status, depreciation and expensed items on information systems, and additional administrative employees and an increase in legal and consulting fees for which there was no corresponding expense in 1996. As a percentage of revenue, selling, general and administrative expense increased to 21.1% in 1997 from 20.8% in 1996.

      Research and development expense was $1.4 million in 1997, an increase of 25.5% over expense of $1.1 million in 1996. The increase primarily was attributable to additional staff and the development of new techniques for BioManufacturing Services.

      Operating income was $7.0 million in 1997, an increase of 119.7% over operating income of $3.2 million in 1996. This increase was due to an improvement in gross margin and the effect of the non-recurring charge in 1996 for which there was no corresponding expense in 1997, offset by increases in selling, general and administrative and research and development expenses.

      Net interest and other income and expense was a $0.1 million benefit in 1997, compared to an expense of $0.8 million in 1996. The benefit was primarily related to interest earnings from the initial public offering proceeds.

      The provision for income taxes was $3.0 million in 1997, compared to a provision of $0.8 million in 1996. The effective tax rate was 42.0% in 1997 and 36.0% in 1996. The increase in the effective tax rate from 1996 to 1997 primarily was attributable to deferring the recognition of tax benefits relating to certain net operating losses generated during 1997 until realization is probable. These net operating losses related principally to recent investments the Corporation has made to extend its BioTesting capabilities in Germany.

      Net income was $4.1 million in 1997, an increase of 170.7% over net income of $1.5 million in 1996. This increase was due to improvement both in operating margin and net interest and other income and expenses, which more than offset the increase in income taxes.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

      Revenue was $37.7 million in 1996, an increase of 25.3% over revenue of $30.1 million in 1995, reflecting increases in both BioTesting and BioManufacturing Services. The growth in revenue for BioTesting Services primarily was due to volume growth in BioSafety Testing and Analytical Services. The growth in revenue for BioManufacturing Services was due to volume and price increases in new viral production business for MAGENTA and the inclusion of $1.8 million of revenue derived from BIOMEVA's results since its acquisition in July 1996. BioTesting Services and BioManufacturing Services accounted for 86% and 14%, respectively, of the Corporation's revenue in 1996.

      Cost of sales was $24.9 million in 1996, an increase of 20.9% over cost of sales of $20.6 million in 1995. As a percentage of revenue, cost of sales decreased to 66.0% from 68.4% and gross margin increased to 34.0% from 31.6% in 1996 compared to 1995. This improvement in gross margin primarily was attributable to the high incremental margins contributed by growth in revenues from Analytical and BioManufacturing Services.

      Selling, general and administrative expense was $7.9 million in 1996, an increase of 11.0% over expense of $7.1 million in 1995. The increase was due to additional administrative employees and increases in legal and consulting fees, depreciation on information systems, and administrative expense for BIOMEVA, for which there was no corresponding expense in 1995. As a percentage of revenue, selling, general and administrative expense declined in 1996 from 1995.

      Research and development expense was $1.1 million in 1996, an increase of 9.7% over expense of $1.0 million in 1995. The increase primarily was attributable to development of new techniques for BioManufacturing Services.

      In 1996, the Corporation incurred a nonrecurring charge against operations of $0.7 million in connection with the Corporation's settlement of a dispute with a landlord relating to the termination of a lease.

      Operating income was $3.2 million in 1996, an increase of 122.0% over operating income of $1.4 million in 1995. This increase was due to both an improvement in gross margin and a reduction, as a percentage of revenue, in selling, general and administrative and research and development expenses.

      Net interest and other expense was $0.8 million, an increase of 55.7% over expense of $0.5 million in 1995. The increase was primarily related to new borrowings to finance the acquisition of BIOMEVA.

      The provision for income taxes was $0.8 million in 1996, as compared to a provision of $0.2 million in 1995. The effective tax rate was 36.0% in 1996 and 27.0% in 1995. The increase in the effective tax rate from 1995 to 1996 primarily was attributable to 1996 income generated by BIOMEVA, which was taxed at German rates which were higher than the United States federal tax rate, and a lower effective tax rate in 1995 due to a decrease in the valuation allowance for deferred tax assets as a result of improved profitability of the Corporation's operations in the United Kingdom.

      Net income was $1.5 million in 1996, an increase of 128.3% over net income of $0.7 million in 1995. This increase was due to improvement in operating margin, which more than offset increases in interest and other expenses and in income taxes.

LIQUIDITY AND CAPITAL RESOURCES

       The Corporation has funded its business through cash flows from operating activities, private placements of debt and equity securities, long-term bank loans, capital leases and recently from the proceeds of an initial public offering completed on August 1, 1997. At December 31, 1997, the Corporation had cash, cash equivalents and marketable securities of $33.8 million, compared to cash, cash equivalents and marketable securities of $3.0 million and $0.7 million at December 31, 1996 and 1995, respectively.

      On August 1, 1997, the Company completed its initial public offering of 2,102,014 shares of its common stock (plus an additional 297,986 shares by a selling stockholder) at an offering price of $15.00 per share. On August 7, 1997, the underwriters exercised an option to purchase an additional 315,302 shares. The net proceeds to the Company from the public offering and the exercise of the over-allotment option by the underwriters, after deducting the underwriting discounts and commissions and offering expenses payable by the Company, were approximately $32.2 million. A substantial majority of the proceeds were invested in government and government agency securities with original maturities of more than 90 days at the time of purchase. These marketable securities totaled $27.6 million at December 31, 1997.

      In addition to the proceeds from the initial public offering, the Corporation generated cash flows from operations of $6.3 million during 1997, compared to cash flows from operations of $4.5 million during 1996 and $1.6 million during 1995. Net income, as adjusted for depreciation and amortization, deferred income taxes and other non-cash adjustments provided $9.1 million, $4.7 million and $2.5 million in the years ended December 31, 1997, 1996, and 1995, respectively. Changes in other assets and liabilities used $2.8 million cash in 1997 primarily from an increase in accounts receivable primarily due to an increase in revenue, and $0.2 million in 1996 where a similar increase in accounts receivable was largely offset by a corresponding rise in customer advances and other current liabilities.

      Working capital increased to $38.1 million at December 31, 1997, compared to $5.4 million at December 31, 1996. The increase in 1997 primarily was due to the proceeds of the initial public offering.

      The Corporation invested $4.2 million, $2.8 million and $4.6 million in capital expenditures (including expenditures financed through capital leases) during 1997, 1996 and 1995, respectively.

      The Corporation financed the acquisition of BIOMEVA in July 1996 and obtained additional funds for working capital and expansion of its business through a promissory note with NationsBank, N.A. ("NationsBank") in the amount of $1.8 million and a subordinated note from Sidney R. Knafel, the Corporation's largest stockholder, in the amount of $1.9 million, which was repaid on March 28, 1997. The NationsBank promissory note requires monthly principal payments of $30,000, and at December 31, 1997, $1.3 million was outstanding on the note.

      In December 1994, the Corporation's existing loan agreement with NationsBank was modified to provide term loan financing in the amount of $4,300,000 with a maturity date of November 30, 1999 (the "Mortgage Loan").
In October 1997, the Mortgage Loan was modified and restated to release the foreign subsidiaries from joint and several liability, to include all the U.S. subsidiaries as joint and several makers, to release the liens created by the first security interest in all of its tangible and intangible assets, and to modify the interest rate terms. The Mortgage Loan is secured by a deed of trust on the Company's facility in Rockville, Maryland. In addition to a principal payment of $30,000 per month, the note bears interest at the London Inter-Bank Offering Rate ("LIBOR") plus the applicable LIBOR Rate Additional Percentage ("LIBOR Rate Option"). The LIBOR Rate Option ranged from 1.25% to 2.0% depending on the Company achieving certain funded debt to EBITDA ratios. At December 31, 1997, the applicable interest rate was 6.94%.

      In May 1995, the Company entered into an interest rate swap agreement whereby the variable interest rate of the Mortgage Loan was effectively converted into debt with a fixed rate of 9.05% per annum. Amounts to be paid or received under the interest rate swap agreement are recognized as interest income or expense in the periods in which they accrue and are recorded in the same category as that arising from the Mortgage Loan. This agreement expires on November 30, 1999. The effect of the interest rate swap agreement on interest expense was not material in 1995, 1996 or 1997.

      In addition to the Mortgage Loan, the Company has entered into a revolving loan agreement with NationsBank with a maximum available balance not to exceed $1,000,000. Amounts to be paid include interest only on the unpaid Principal Sum, payable monthly, and unless paid sooner, the unpaid Principal Sum, together with unpaid accrued interest payable in full on May 31, 1998. The note bears interest at the same rate as the Mortgage Loan. The Company has also agreed to pay a quarterly commitment fee equaling 0.25% of the average unused portion of the revolving bank loan. At December 31, 1997, no amounts were outstanding under the facility. This line of credit expires in May 1998.

      In June 1996, the Company entered into a promissory note with NationsBank for $1,800,000 with a maturity date of June 30, 1999 (the "Promissory Note") and amended its loan agreement to provide for these borrowings. In addition to a principal payment of $30,000 per month, the note bears interest at the same rate as the Mortgage Loan. At December 31, 1997, the interest rate was 6.94%.

      The bank agreements are cross collateralized and are secured by a deed
of trust on the Corporation's facility in Rockville, Maryland.   The
agreements require the Corporation to meet certain financial and restrictive covenants, including maintaining certain tangible net worth levels and funded debt to equity ratios.

      At December 31, 1997, the Corporation had formulated capital spending plans of approximately $25 million, primarily for BioManufacturing facilities, the consolidation of headquarter and certain BioTesting facilities and the continuing development of computer information systems.
To the extent these plans are confirmed, if external funds are available on favorable terms and conditions, a significant proportion of the potential expenditure may be financed from third parties. See Notes 12 and 15 of Notes to Financial Statements.

      The Corporation expects to continue the foregoing and other expansions of its operations through internal growth, geographic expansion and possibly strategic acquisitions. The Corporation expects that such activities will be funded from existing cash, cash equivalents and marketable securities, cash flows from operations, bank borrowings and lease financing. Although the Corporation has no agreements or arrangements in place with respect to any future acquisition, there may be acquisition or other growth opportunities that require additional external financing, and the Corporation may, from time to time, seek to obtain funds from public or private issuances of equity or debt securities on a strategic basis, irrespective of need. There can be no assurances that such financing will be available on terms acceptable to the Corporation.

      Based on its current operating plan, the Corporation believes that available liquid resources are sufficient to meet its foreseeable cash needs.

FOREIGN CURRENCY

      The accounts of the Corporation's international subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated into United States dollars at period-end exchange rates, and revenue and expense accounts are translated at average monthly exchange rates. Net exchange gains and losses resulting from such translations are excluded from net income and are accumulated in a separate component of stockholders' equity.

      Since the revenues and expenses of the Corporation's international operations generally are denominated in local currencies, exchange rate fluctuations between such local currencies and the United States dollar will subject the Corporation to currency translation risk with respect to the reported results of its international operations as well as to risks sometimes associated with international operations. The Corporation derived 16% of its revenue for 1997 from services performed outside of the United States. In addition, the Corporation may be subject to currency risk when the Corporation's service contracts are denominated in a currency other than the currency in which the Corporation incurs expenses related to such contracts. There can be no assurance that the Corporation will not experience fluctuations in financial results from the Corporation's operations outside the United States, and there can be no assurance the Corporation will be able, contractually or otherwise, to reduce the currency risks associated with its operations. Although, at the present time, the Corporation does not use derivative financial instruments to manage or control foreign currency risk, there can be no assurance that the Corporation will not use such financial instruments in the future or that any such use will be successful in managing or controlling foreign currency risk.

      The revenue and identifiable assets attributable to the Corporation's geographic segments are reported in Note 13 of Notes to Consolidated Financial Statements.

INFLATION

      The Corporation believes the effects of inflation generally do not have a material impact on its financial condition or results of operations.

YEAR 2000

      The Corporation has assessed the impact of the Year 2000 on its internal and external software, and has determined that any modification to the software will not have a material impact on the Corporation or its financial condition or results of operations.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements and supplementary data of the Corporation are listed in the Index to Financial Statements and Financial Statement Schedules appearing on page F-1 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item 10 is incorporated herein by reference to the text appearing in Part I, Item 4 of this report under the caption "Executive Officers of the Registrant," and by reference to the Corporation's definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the Corporation's fiscal year.


ITEM 11.    EXECUTIVE COMPENSATION

      The information required by this Item 11 is incorporated herein by reference to the information to be set forth under the caption "Executive Compensation" in the Corporation's definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the Corporation's fiscal year.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item 12 is incorporated herein by reference to the information to be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Corporation's definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the Corporation's fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item 13 is incorporated herein by reference to the information to be set forth under the caption "Certain Relationships and Related Transactions" in the Corporation's definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the Corporation's fiscal year.

                                   PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

      The financial statements and financial statement schedule required to be filed as part of this report are listed in the Index to Consolidated Financial Statements elsewhere in this report, which list is incorporated herein by reference.

EXHIBITS

      The documents required to be filed as exhibits to this report under
Item 601 of Regulation S-K are listed in the Exhibit Index included elsewhere in this report, which list is incorporated herein by reference.

REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER

      The Corporation did not file any reports on Form 8-K during the quarter ended December 31, 1997.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Rockville, Maryland, on this 30th day of March, 1998.

BIORELIANCE CORPORATION
(Registrant)

By:   /s/ Capers W. McDonald
      ----------------------------------------------------
      Name:       Capers W. McDonald
      Title:      President and Chief Executive Officer


                              POWER OF ATTORNEY


      KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Capers W. McDonald, Michael R. N. Thomas and Sherry L. Rhodes, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                        TITLE                       DATE
              ---------                        -----                       ----

       /s/ Sidney R. Knafel          Chairman of the Board            March 30, 1998
  -------------------------------
           SIDNEY R. KNAFEL

      /s/ Capers W. McDonald         President, Chief                 March 30, 1998
  -------------------------------      Executive Officer and
          CAPERS W. MCDONALD           a Director

      /s/ Michael R. N. Thomas       Vice President, Chief            March 30, 1998
  -------------------------------      Financial Officer  and
         MICHAEL R. N. THOMAS          Treasurer (Chief Accounting
                                       Officer)

      /s/ William J. Gedale          Director                         March 30, 1998
  -------------------------------
          WILLIAM J. GEDALE

      /s/ Victoria Hamilton          Director                         March 30, 1998
  -------------------------------
          VICTORIA HAMILTON

     /s/ Gordon J. Louttit           Director                         March 30, 1998
  -------------------------------
          GORDON J. LOUTTIT

     /s/ Dr. Leonard Scherlis        Director                         March 30, 1998
  -------------------------------
         DR. LEONARD SCHERLIS

                                EXHIBIT INDEX

    EXHIBIT NO.                    DESCRIPTION
    -----------                    -----------
         3.1    Amended and Restated Certificate of Incorporation of BioReliance
                Corporation.(1)

         3.2    Bylaws of BioReliance Corporation.(1)

        10.1    Amended and Restated BioReliance Corporation 1997 Incentive
                Plan.

        10.2    Modification Agreement - Leasehold Deed of Trust and Security
                Agreement, dated as of December 1, 1994, by and among NationsBank, N.A., Kathleen M. Malloy and Microbiological
                Associates, Inc. (1)

        10.4    Second Modification Agreement -- Leasehold Deed of Trust and
                Security Agreement, by and among BioReliance Corporation,
                Elizabeth Shore and NationsBank, N.A., dated as of October 31,
                1997.

        10.5    Leasehold Deed of Trust and Security Agreement, dated December
                17, 1993, by and between Microbiological Associates, Inc.,
                Kathleen M. Malloy, Brent H. Donnell and Maryland National
                Bank.(1)

        10.6 International Swap Dealers Association, Inc. Master Agreement by and among NationsBank, N.A., Microbiological Associates, Inc.
                and MAGENTA Corporation, dated as of May 10, 1995.(1)

        10.7 Note Modification Agreement, dated as of October 31, 1997, by and among NationsBank, N.A., BioReliance Corporation, MA
                BioServices, Inc., MAGENTA Corporation and MAGENTA Viral
                Production, Inc.

        10.8 Lease Agreement dated as of December 1, 1983, by and between Montgomery County, Maryland and Dynasciences Corp. n/k/a
                BioReliance Corporation (1)

        10.9    Lease Agreement, dated as of October 31, 1994, as amended
                December 20, 1994, between Redgate III Limited Partnership, as landlord, and Microbiological Associates, Inc., as tenant.(1)

        10.11   Deed of Trust Note Modification Agreement dated as of October
                31, 1997, by and among NationsBank, N.A., BioReliance
                Corporation, MA BioServices, Inc., MAGENTA Corporation and
                MAGENTA Viral Production, Inc.

        10.12   Amended and Restated Replacement Loan Agreement, dated as of
                October 31, 1997, among NationsBank, N.A., BioReliance
                Corporation, MA BioServices, Inc., MAGENTA Corporation and
                MAGENTA Viral Production, Inc.

        10.13   Microbiological Associates, Inc. 1995 Non-Qualified Stock Option
                Plan.(2)

        10.14   MAGENTA Corporation, 1994 Incentive Stock Option Plan.(2)

        10.15   Microbiological Associates, Inc., 1988 Incentive Stock Option
                Plan. (2)

        10.16   Lease Agreement between FP Rockledge, L.L.C. and MA BioServices,
                Inc. dated as of October 16, 1997.

        10.17   First Amendment to Lease Agreement between FP Rockledge, L.L.C.
                and MA BioServices, Inc.

        10.18   Consent of Guarantor to First Amendment to Lease Agreement.

        10.19 Release and Separation Agreement, dated November 26, 1997, by and between BioReliance Corporation and Carl C. Schwan.

        10.20   Replacement Revolving Promissory Note, dated as of October 31,
                1997, by and among BioReliance Corporation, MA BioServices,
                Inc., MAGENTA Corporation, MAGENTA Viral Production, Inc. and
                NationsBank, N.A.

        10.21 Professional Services Agreement, dated as of December 2, 1997, by and between BioReliance Corporation and Jeffrey M. Ostrove,
                Ph.D.

        21.1    Subsidiaries of the registrant.(1)

        23.1    Consent of Price Waterhouse LLP.

        24.1    Power of Attorney (included on signature page).


        27.1    Financial Data Schedule.

        27.2    Financial Data Schedule.

        27.3    Financial Data Schedule.

        27.4    Financial Data Schedule.

        27.5    Financial Data Schedule.

        99      Item 15, Part II of the Corporation's Registration Statement on
                Form S-1 (Registration No. 333-25071), which is incorporated in
                Item 5, Part II hereof by reference.

------------

(1) Indicates an exhibit to the Corporation's Registration Statement on Form S-1 (Registration No. 333-25071), which is incorporated herein by reference.

(2) Indicates an exhibit to the Corporation's Registration Statement on Form S-8 (Registration No. 333-34341).

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             AND FINANCIAL SCHEDULE

                                                                                                   PAGE
                                                                                                   ----
Report of Independent Accountants..............................................................    F-2
Consolidated Balance Sheets as of December 31, 1996 and 1997...................................    F-3
Consolidated Statements of Income for the Years Ended December 31, 1995,
  1996 and 1997................................................................................    F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 1995,
  1996 and 1997................................................................................    F-5
Consolidated Statements of Stockholders' Equity for the Years Ended December 31,
  1995, 1996 and 1997..........................................................................    F-6
Notes to Consolidated Financial Statements.....................................................    F-7

Financial Statement Schedule:
   For the Three Years Ended December 31, 1997
        II - Valuation and Qualifying Accounts.................................................    F-20

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of BioReliance Corporation

In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of BioReliance Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Washington, D.C.
February 23, 1998

                            BIORELIANCE CORPORATION

                         CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                                   DECEMBER 31,  DECEMBER 31,
                                                                      1996          1997
                                                                   ------------  ------------
                   ASSETS
Current assets:
  Cash and cash equivalents........................................   $ 2,965      $ 6,227
  Marketable securities............................................       ---       27,554
  Accounts receivable, net.........................................    13,645       15,923
  Other current assets.............................................     1,204        1,827
  Deferred income taxes............................................       355          ---
                                                                      -------      -------
         Total current assets......................................    18,169       51,531
Property and equipment, net........................................    14,945       15,601
Intangible assets, net.............................................       468          256
Deposits and other assets..........................................       246          286
Deferred income taxes..............................................     1,999          977
                                                                      -------      -------
         Total assets..............................................   $35,827      $68,651
                                                                      =======      =======
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt................................   $ 1,555      $ 1,574
  Accounts payable.................................................     1,900        1,811
  Accrued employee compensation and benefits.......................     2,213        2,829
  Other accrued liabilities........................................     2,160        2,302
  Customer advances................................................     4,067        3,635
  Deferred income taxes............................................       859        1,271
                                                                      -------      -------
         Total current liabilities.................................    12,754       13,422
Long-term debt.....................................................     7,082        5,434
Note payable to stockholder........................................     1,900          ---
                                                                      -------      -------
         Total liabilities.........................................    21,736       18,856
                                                                      -------      -------

Commitments and contingencies (Note 12)

Stockholders' equity:
  Convertible preferred stock, $.01  par value:  6,900,000 shares
     authorized; 6,470,121 and no shares issued and outstanding...         65          ---
  Common stock, $.01 par value:  15,000,000 shares authorized;
      339,930 and 7,685,208 shares issued and outstanding.........          3           77
  Additional paid-in capital......................................     20,073       52,457
  Accumulated deficit.............................................     (6,211)      (2,145)
  Equity adjustment from foreign currency translation.............        161         (594)
                                                                      -------      -------
         Total stockholders' equity...............................     14,091       49,795
                                                                      -------      -------
         Total liabilities and stockholders' equity...............    $35,827      $68,651
                                                                      =======      =======




The accompanying notes are an integral part of these consolidated financial statements.

                            BIORELIANCE CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    YEARS ENDED DECEMBER 31,
                                                    ------------------------
                                          1995               1996                  1997
                                          ----               ----                  ----
Revenue................................ $30,078            $37,682                $47,888
                                        -------            -------                -------
Expenses:
   Cost of sales.......................  20,570             24,860                 29,452
   Selling, general and administrative.   7,071              7,852                 10,093
   Research and development............   1,012              1,110                  1,393
   Nonrecurring charge.................    ---                 696                   ---
                                        -------            -------                -------
                                         28,653             34,518                 40,938
                                        -------            -------                -------
Income from operations.................   1,425              3,164                  6,950
                                        -------            -------                -------
Other (income) expense:
   Interest income.....................     (93)               (18)                  (817)
   Interest expense....................     599                844                    717
   Other expense (income)..............      18                (10)                    33
                                        -------            -------                -------
                                            524                816                    (67)
                                        -------            -------                -------
Income before income taxes.............     901              2,348                  7,017
Provision for income taxes.............     243                846                  2,951
                                        -------            -------                -------
Net income............................. $   658            $ 1,502                $ 4,066
                                        =======            =======                =======
Net income per share:
   Basic............................... $  1.80            $  4.41                $  1.18
                                        =======            =======                =======
   Diluted............................. $  0.11            $  0.26                $  0.60
                                        =======            =======                =======

  The accompanying notes are an integral part of these consolidated financial statements.

                      BIORELIANCE CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS)

                                                                          YEARS ENDED DECEMBER 31,
                                                                          ------------------------
                                                                      1995         1996         1997
                                                                      ----         ----         ----
Cash flows from operating activities:
  Net income....................................................... $   658      $ 1,502     $   4,066
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation.................................................   1,645        2,626         2,991
      Amortization of intangibles..................................     ---           92           212
      Amortization of bond premiums and discounts..................                 ---           (173)
      Loss on disposal of fixed assets.............................                 ---            190
      Compensation element of stock option grants..................       3           22           ---
      Deferred income taxes, net...................................     174          523         1,789
      Changes in assets and liabilities:
          Accounts receivable, net.................................     674       (4,303)       (2,259)
          Other current assets.....................................    (358)          37          (678)
          Deposits and other assets................................      77         (203)          (89)
          Accounts payable.........................................    (200)         905           (94)
          Accrued employee compensation and benefits...............     (65)         408           615
          Other accrued liabilities................................     (64)       1,031            26
          Customer advances........................................    (954)       1,825          (320)
                                                                     ------       ------      --------
               Net cash provided by operating activities...........   1,590        4,465         6,276
                                                                     ------       ------      --------

Cash flows from investing activities:
  Purchases of marketable securities...............................     ---          ---      (32,381)
  Proceeds from the maturities of marketable securities............     ---          ---        5,000
  Purchases of property and equipment..............................  (1,870)      (1,850)       (4,201)
  Acquisition of BIOMEVA GmbH, net of cash acquired................     ---       (2,752)          ---
                                                                     ------       ------      --------
               Net cash used in investing activities...............  (1,870)      (4,602)      (31,582)
                                                                     ------       ------      --------

Cash flows from financing activities:
  Proceeds from initial public offering, net of expenses...........     ---          ---        32,247
  Proceeds from exercise of stock options..........................      41           34           223
  Proceeds from debt...............................................     ---        1,800           ---
  Payments on debt.................................................    (361)        (539)         (717)
  Proceeds from (payments on) note payable to stockholder..........     ---        1,900        (1,900)
  Payments on capital lease obligations............................    (382)        (813)         (912)
  Repurchase and cancellation of treasury stock....................     ---          (3)          (77)
                                                                     ------       ------      --------
               Net cash (used in) provided by financing activities.    (702)       2,379        28,864
                                                                     ------       ------      --------
Effect of exchange rate changes on cash and cash equivalents.......      (1)          30          (296)
                                                                     ------       ------      --------
Net (decrease) increase in cash and cash equivalents...............    (983)       2,272         3,262
Cash and cash equivalents, beginning of year.......................   1,676          693         2,965
                                                                     ------       ------      --------

Cash and cash equivalents, end of year............................. $   693      $ 2,965     $   6,227
                                                                     ======       ======      ========


The accompanying notes are an integral part of these consolidated financial statements.

                            BIORELIANCE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                             (DOLLARS IN THOUSANDS)


                                         CONVERTIBLE                                                          EQUITY
                                       PREFERRED STOCK          COMMON STOCK                                ADJUSTMENT
                                       ---------------          -------------      ADDITIONAL              FROM FOREIGN    TOTAL
                                                                                    PAID-IN   ACCUMULATED   CURRENCY    STOCKHOLDERS
                                      SHARES     AMOUNT      SHARES      AMOUNT     CAPITAL     DEFICIT    TRANSLATION     EQUITY
                                      ------     ------      ------      ------     --------    --------   -----------     ------
BALANCE AT DECEMBER 31,
  1994............................. 6,470,121    $ 65        280,518        $ 3     $19,778      $(8,371)      $ (23)      $11,452

  Exercise of stock options........        --      --         16,484         --          41           --          --            41
  Compensation element of stock
    option grants..................        --      --             --         --           3           --          --             3

  Equity adjustment from foreign
    currency translation...........        --      --             --         --          --           --         (33)          (33)

  Net income.......................        --      --             --         --          --          658          --           658
                                    ---------     ---        -------        ---      ------      -------       -----       -------
BALANCE AT DECEMBER 31,
  1995............................. 6,470,121      65        297,002          3      19,822       (7,713)        (56)       12,121

  Issuance of common stock in
    Connection with acquisition....        --      --         23,333         --         198           --          --           198
  Exercise of stock options........        --      --         20,647         --          34           --          --            34

  Compensation element of stock
    option grants..................        --      --             --         --          22           --          --            22

  Stock repurchase and cancellation        --      --         (1,052)        --          (3)          --          --            (3)
  Equity adjustment from foreign
    currency translation...........        --      --             --         --          --           --         217           217
  Net income.......................        --      --             --         --          --        1,502          --         1,502
                                    ---------     ---        -------        ---      ------      -------       -----       -------
BALANCE AT DECEMBER 31,
  1996............................  6,470,121      65        339,930          3      20,073       (6,211)        161        14,091
  Issuance of common stock in
    Initial Public Offering("IPO"),
     net of offering costs of $1.5
     million......................         --      --      2,417,316         24      32,223           --          --        32,247
  Conversion of preferred stock,
    concurrent with IPO........... (6,470,121)    (65)     4,778,072         48          17           --          --            --
  Exercise of stock options.......         --      --        155,922          2         221           --          --           223
  Stock repurchase and cancellation        --      --         (6,032)          _        (77)          --          --           (77)
  Equity adjustment from foreign
    currency translation..........         --      --             --         --          --           --        (755)         (755)
  Net income......................         --      --             --         --          --        4,066          --         4,066
                                    ---------     ---      ---------        ---     -------      -------       -----       -------
BALANCE AT DECEMBER 31,
  1997............................          -    $  -      7,685,208        $77     $52,457      $(2,145)      $(594)      $49,795
                                    =========     ===      =========        ===     =======      =======       =====       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            BIORELIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS

    BioReliance Corporation (the "Corporation") is a contract research organization providing nonclinical testing and contract manufacturing services for biologics to biotechnology and pharmaceutical companies worldwide.

BASIS OF ACCOUNTING

    The accompanying financial statements have been prepared on the accrual basis of accounting which is in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires the Corporation to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of BioReliance Corporation and its subsidiaries. All significant intercompany transactions have been eliminated.

REVENUE RECOGNITION

    Revenue recognized from commercial contracts, which are principally fixed-price or fixed-rate, is recorded using the percentage-of-completion or the completed-contract method, depending on the nature and duration of the contract. Nonclinical testing services are accounted for using the percentage-of-completion method, except for those services that are generally completed within three days which are accounted for using the completed-contract method. Contract manufacturing services providing for the delivery of products are accounted for using the completed-contract method, while all other contract manufacturing services are accounted for using the percentage-of-completion method. Percentage-of-completion is determined using total project costs as a cost input measure. Revenue recognized from government contracts, which are principally cost-plus-fixed-fee, is recognized in an amount equal to reimbursable costs plus a pro-rata portion of the earned fee. Losses are provided for at the time at which they become known.

RESEARCH AND DEVELOPMENT

    Research and development is expensed in the period in which it is incurred.

CASH AND CASH EQUIVALENTS

    The Corporation classifies as cash equivalents all highly liquid investments with an original maturity three months or less.

MARKETABLE SECURITIES

    Marketable securities comprise investments in debt securities with original maturities of more than 90 days at the time of purchase. The Corporation has classified its entire investment portfolio as held-to-maturity. Held-to-maturity are those securities which the Corporation has the positive intent and ability to hold until maturity, and are stated at amortized cost.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets. The building is depreciated over a 20-year period. Leasehold improvements are depreciated or amortized over the shorter of the useful life or the lease term. Other fixed assets are depreciated or amortized over periods ranging from three to ten years. Significant additions and betterments are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred.

INTANGIBLE ASSETS

    Intangible assets consist primarily of license rights acquired in connection with the acquisition of BIOMEVA GmbH ("BIOMEVA") in 1996 and are amortized on a straight-line basis over three years. Accumulated amortization at December 31, 1996 and 1997 was $92,000 and $304,000, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

    Long-lived assets are evaluated for possible impairment through a review of undiscounted expected future cash flows. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized.

INCOME TAXES

    Deferred income taxes are recognized for the expected future tax consequences of temporary differences by applying enacted statutory tax rates to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

NET INCOME PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This statement replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS, and requires dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Dilutive securities are excluded from the computation in periods in which they have an anti-dilutive effect, and net income available to common stockholders is adjusted accordingly for the effect of cumulative dividends on Convertible Preferred Stock. The Corporation adopted this statement during the fourth quarter of 1997, as required. Accordingly, all prior period EPS data has been restated as required by SFAS 128.

    In February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin 98 ("SAB 98"). SAB 98 rescinded SAB 83, which required common shares and common share equivalents issued or granted by the Corporation at prices below the public offering price during the 12 months immediately preceding the filing of the Corporation's initial Registration Statement and through the effective date of such Registration Statement to be calculated using the treasury stock method based upon the estimated initial public offering price, and to be included for all periods presented regardless of whether they are dilutive. The Corporation has adopted SAB 98 and, accordingly, all EPS data has been restated as required.

STOCK BASED COMPENSATION POLICY

    The Corporation accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25) and related interpretations. Under APB No. 25, compensation cost is measured as the excess, if any, of the market price of the Corporation's stock at the date of the grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Corporation provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) (Note 7).

    Transactions for which non-employees are issued equity instruments for goods or services are recorded by the Corporation based upon the value of the goods or services received or fair value of the equity instruments issued whichever is more reliably measured.

FAIR VALUES OF FINANCIAL INSTRUMENTS

    The estimated fair values of the Corporation's cash and cash equivalents, marketable securities, accounts receivable, other current assets, deposits and other assets, accounts payable, accrued expenses, and customer advances approximate their carrying values due to their short-term nature. Since the interest rates paid by the Corporation approximate current market rates, the carrying value of its long-term debt approximates fair value.

FOREIGN CURRENCY TRANSLATION

    The accounts of foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at period-end exchange rates, and income and expense accounts are translated at average monthly exchange rates. Net gains and losses resulting from such translations are excluded from net income and are accumulated in a separate component of stockholders' equity.

(2) ACQUISITION

    In July 1996, the Corporation acquired all of the shares of BIOMEVA, a contract manufacturer of microbial products located in Heidelberg, Germany. Total consideration for the acquisition was negotiated by the parties to be $3.3 million, and consisted of $3.1 million paid in cash plus the issuance of 23,333 shares of the Corporation's Common Stock. The acquisition of BIOMEVA has been accounted for by the purchase method and, accordingly the purchase price was allocated based on the fair values of the assets and liabilities acquired. BIOMEVA's operations have been included in the consolidated financial statements since the date of acquisition. Intangible assets of $0.6 million were recorded in connection with the acquisition and are being amortized on a straight-line basis over three years. The unaudited pro forma results of operations, assuming that the acquisition had been consummated at January 1, 1995 are as follows for the years ended December 31:

                                                                    1995        1996
                                                                  -------      --------
                                                                  (IN THOUSANDS, EXCEPT PER
                                                                      SHARE AMOUNTS)
Revenue.......................................................    $32,287       $39,165
Net income....................................................    $   377       $ 1,386
Net income per basic share....................................    $  1.30       $  4.49
Net income per diluted share..................................    $  0.08       $  0.24

    These unaudited pro forma results of operations include adjustments to BIOMEVA's unaudited historical results of operations which provide for: (1) additional amortization and depreciation expense relating to intangible assets and an increase in the carrying value of property and equipment, which result from application of purchase accounting as if the acquisition had been consummated at January 1, 1995; and (2) a net increase in interest expense, assuming that, as of January 1, 1995, the debt incurred by the Corporation to finance the acquisition was outstanding and the pre-acquisition BIOMEVA debt was repaid.

(3)  MARKETABLE SECURITIES

     Marketable securities consisted of the following amounts at December 31, 1997:

                                                                   GROSS            ESTIMATED
                                             AMORTIZED           UNREALIZED          MARKET
                                                COST              (LOSSES)            VALUE
                                             ---------           ----------         ---------
                                                               (IN THOUSANDS)
Government and Government Agencies.........   $24,957               $(2)            $ 24,955
Commercial paper...........................     2,597               ---                2,597
                                              -------               ---             --------
                                              $27,554               $(2)            $ 27,552
                                              =======               ====            ========

 All securities have maturities of one year or less.

(4)  ACCOUNTS RECEIVABLE

     Accounts receivable consisted of the following amounts as of December 31:

                                                                       1996            1997
                                                                       ----            ----
                                                                          (IN THOUSANDS)
 Billed accounts receivable:
   Commercial..................................................      $ 6,579           $6,678
   Government..................................................          380              506
                                                                     -------          -------
                                                                       6,959            7,184
                                                                     -------          -------
 Unbilled accounts receivable:
   Commercial..................................................        6,272            7,923
   Government..................................................          654            1,058
                                                                     -------           ------
                                                                       6,926            8,981
                                                                     -------           ------
 Less allowances for doubtful accounts and unallowable
   contract costs..............................................         (240)            (242)
                                                                     -------          -------
 Accounts receivable, net......................................      $13,645          $15,923
                                                                     =======          =======

     Unbilled commercial receivables represent revenue from commercial contracts (recorded using the percentage-of-completion method) which are not yet billable to the client. Generally, these amounts become billable within the next one to three months upon the attainment of a milestone or the completion of the contract.

     Unbilled government receivables represent amounts which are billed on government contracts shortly after the end of each month, based on costs incurred and fees earned during the month, or revenues recognized in excess of billings on government contracts which generally become billable upon final determination of allowable costs by the United States Government. Government contract costs for 1995, 1996 and 1997 are subject to final determination of allowable costs by the United States Government. In the opinion of management, these determinations will have no material effect on the Corporation's consolidated financial position or results of operations.

(5) PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following amounts as of December 31:

                                                                           1996             1997
                                                                           ----             ----
                                                                               (IN THOUSANDS)
    Land............................................................       $1,984            $1,984
    Building........................................................        7,859             7,859
    Machinery, equipment, furniture and fixtures....................       15,095            16,511
    Leasehold improvements..........................................        2,288             2,291
    Construction in progress and assets not yet placed in service...          255             1,900
                                                                          -------            ------
    Property and equipment, at cost.................................       27,481            30,545
    Less accumulated depreciation and amortization..................      (12,536)          (14,944)
                                                                          -------           -------
    Property and equipment, net.....................................     $ 14,945          $ 15,601
                                                                         ========          ========

(6) DEBT

    Debt consisted of the following amounts as of December 31:

                                                                    1996        1997
                                                                    ----        ----
                                                                     (IN THOUSANDS)
    Mortgage Loan..............................................    $3,581       $3,223
    Promissory Note............................................     1,620        1,260
    Note payable to stockholder................................     1,900         ----
    Capital lease obligations..................................     3,436        2,525
                                                                   ------       ------
    Total debt.................................................    10,537        7,008
    Less current portion.......................................    (1,555)      (1,574)
                                                                   ------       ------
    Long-term portion..........................................    $8,982       $5,434
                                                                   ======       ======

BANK DEBT

    In December 1993, the Corporation entered into a loan agreement with a bank to refinance $1.6 million of outstanding indebtedness and to fund the expansion of the Company's business. In December 1994, this loan agreement was modified to provide term loan financing in the amount of $4,300,000 with a maturity date of November 30, 1999 (the "Mortgage Loan"). In addition to a principal payment of $30,000 per month, the note bears interest at the London Inter-Bank Offering Rate ("LIBOR") plus the applicable LIBOR Rate Additional Percentage ("LIBOR Rate Option"). The LIBOR Rate Option ranged from 1.25% to 2.0% depending on the Corporation achieving certain funded debt to EBITDA ratios. At December 31, 1997, the interest rate was 6.94%.

    In May 1995, the Corporation entered into an interest rate swap agreement whereby the variable interest rate of the Mortgage Loan was effectively converted into debt with a fixed rate of 9.05% per annum. Amounts to be paid or received under the interest rate swap agreement are recognized as interest income or expense in the periods in which they accrue and are recorded in the same category as that arising from the Mortgage Loan. The agreement is a straight forward contract that has no imbedded options or other terms involving a higher level of complexity or risk. This agreement expires on November 30, 1999. The effect of the interest rate swap agreement on interest expense was not material in 1995, 1996 or 1997.

    In addition to the Mortgage Loan, the Corporation has entered into a revolving loan agreement with the same bank with a maximum available balance not to exceed $1,000,000. Amounts to be paid include interest only on the unpaid Principal Sum, payable monthly, and unless paid sooner, the unpaid Principal Sum, together with unpaid accrued interest payable in full on May 31, 1998. The note bears interest at the same rate as the Mortgage Loan. The Corporation has also agreed to pay a quarterly commitment fee equaling 0.25% of the average unused portion of the revolving bank loan. At December 31, 1997, no amounts were outstanding under the facility. This line of credit expires in May 1998.

    In June 1996, the Corporation entered into a promissory note with the same bank for $1,800,000 with a maturity date of June 30, 1999 (the "Promissory Note") and amended its loan agreement to provide for these borrowings. In addition to a principal payment of $30,000 per month, the note bears interest at the same rate as the Mortgage Loan. At December 31, 1997, the interest rate was 6.94%.

    In July 1996, the Corporation entered into a loan agreement with its majority stockholder for $1,900,000. This note was repaid in March 1997.

    The long-term portion of the Corporation's debt, excluding capital lease obligations (see below), is payable as follows (in thousands):

 Years ending December 31:
   1998.................      $718
   1999.................     3,047
                           -------
      Total.............   $ 3,765
                           =======

    The bank agreements are cross collateralized and are secured by a deed of trust on the Corporation's facility in Rockville, Maryland. The agreements require the Corporation to meet certain financial and restrictive covenants, including maintaining certain tangible net worth levels and funded debt to EBITDA ratios.

CAPITAL LEASE OBLIGATIONS

    The Corporation leases land and certain equipment under noncancelable lease agreements accounted for as capital leases. The assets underlying such capitalized leases are included with the Corporation's owned property and equipment, and are summarized as follows as of December 31:

                                                             1996          1997
                                                             ----          ----
                                                               (IN THOUSANDS)
 Land...................................................     $1,984        $1,984
 Machinery and equipment................................      4,575         4,407
                                                             ------         -----
 Total assets at cost...................................      6,559         6,391
 Less accumulated depreciation..........................     (1,921)       (2,760)
                                                             ------        ------
 Net capitalized assets.................................     $4,638        $3,631
                                                             ======        ======

    The future minimum lease payments under capital lease obligations at December 31, 1997 were as follows (in thousands):

 Years ending December 31:
   1998.................................................................     $ 1,032
   1999.................................................................         785
   2000.................................................................         501
   2001.................................................................         143
   2002.................................................................          56
   Thereafter...........................................................         723
                                                                             -------
 Total minimum lease payments...........................................       3,240
 Less amount representing interest......................................        (715)
                                                                             -------
 Present value of minimum lease payments................................       2,525
 Less current portion...................................................        (856)
                                                                             -------
 Long-term portion......................................................     $ 1,669
                                                                             =======

(7) STOCKHOLDERS' EQUITY

INITIAL PUBLIC OFFERING

    On August 1, 1997, the Corporation completed its initial public offering of 2,102,014 shares of its common stock (plus an additional 297,986 shares by a selling stockholder) at an offering price of $15.00 per share. On August 7, 1997, the underwriters exercised an option to purchase an additional 315,302 shares. The net proceeds to the Corporation from the public offering and the exercise of the over-allotment option by the underwriters, after deducting the underwriting discounts and commissions and offering expenses payable by the Corporation, were approximately $32.2 million. Upon the closing of the offering, all outstanding shares of the Corporation's convertible preferred stock were automatically converted into 4,778,072 shares of common stock.

CONVERTIBLE PREFERRED STOCK

    Convertible Preferred Stock at December 31, 1996 and 1997 consisted of the following:

    Series A, $.01 par value, $100 liquidation value, 50,000 shares authorized, 20,698 and no shares issued and outstanding, respectively

    Series B, $.01 par value, $3.00 liquidation value, 400,000 shares authorized, 385,723 and no shares issued and outstanding, respectively

    Series C, $.01 par value, $5.00 liquidation value, 2,450,000 shares authorized, 2,425,438 and no shares issued and outstanding, respectively

    Series D and E, $.01 par value, $1.89 liquidation value, 4,000,000 shares authorized, 456,829 shares of Series D and no shares issued and outstanding, respectively; and 3,181,433 shares of Series E and no shares issued and outstanding, respectively

    At August 1, 1997, each share of the preferred stock was convertible into the following number of common shares: Series A 14.9366, Series B (including adjustment for accumulated dividends of $1,162,000) 1.6947, Series C 1.0072, Series D 0.3772 and Series E 0.3772. Series A, B, C and D vote their respective common share equivalents, and Series E is non-voting. Upon the closing of the Corporation's initial public offering, all Series of Convertible Preferred Stock outstanding were automatically converted into 4,778,072 shares of common stock, based on the exchange ratios indicated above.

STOCK OPTION PLANS

    In May 1997, and as amended in September 1997, the Board of Directors of the Corporation approved the 1997 Incentive Plan ("the 1997 Plan"). The 1997 Plan replaced all of the Corporations's former stock option plans. Under the terms of the 1997 Plan, the Corporation may grant or award incentive and nonqualified stock options, stock appreciation and dividend equivalent rights, restricted stock, performance units, and performance shares (collectively, "Awards") to employees, officers, employee directors, consultants and advisors. The 1997 Plan also provides for the initial and annual grant of options to each of its non-employee directors which must be granted at an exercise price equal to the fair market value on the date of grant and which generally are vested after three years and have ten-year terms. These Awards are exercisable as determined by the Corporation's compensation committee and expire no later than ten years after the date of the grant. The exercise price of incentive stock options must equal or exceed the fair market value of the stock on the date of grant.

         As of December 31, 1997, 729,194 and 722,524 shares are authorized and available for grants, respectively.

         Changes in options outstanding were as follows:

                                                         WEIGHTED
                                                         AVERAGE
                                        NUMBER OF      OPTION PRICE
                                         SHARES         PER SHARE
                                         -------        ---------
    Balance, December 31, 1994........   684,782          $1.59
      Granted.........................   141,850           2.91
      Exercised.......................   (16,484)          2.43
      Canceled........................   (15,667)          1.96
                                         -------
    Balance, December 31, 1995........   794,481           1.89
      Granted.........................   141,066           4.77
      Exercised.......................   (20,647)          1.96
      Canceled........................   (43,536)          2.25
                                         -------
    Balance, December 31, 1996........   871,364           2.43
      Granted.........................    34,536          12.84
      Exercised.......................  (155,922)          1.58
      Canceled........................   (40,742)          4.49
                                         -------
    Balance, December 31, 1997........   709,236           3.34
                                         =======

    No pro forma disclosures of net income and net income per share using the SFAS 123 fair-value based method to determine compensation expense have been provided since the effect is not material. To determine fair value under SFAS 123, the Corporation used the Black-Scholes option-pricing model and the following weighted-average assumptions for 1995, 1996 and 1997: a risk-free interest rate of 6.35%, expected lives of 6 years, expected volatility of 35%, and expected dividends of zero. The weighted average fair value of options granted during 1995, 1996 and 1997 was $0.33, $0.60 and $1.81, respectively.

    For options outstanding and exercisable at December 31, 1997, the following number of options, range of exercise prices and weighted average exercise prices were:

                                                    WEIGHTED   WEIGHTED AVERAGE
                                         SHARES     EXERCISE      REMAINING          SHARES    WEIGHTED
       RANGE OF EXERCISE PRICES       OUTSTANDING     PRICE    CONTRACTUAL LIFE   EXERCISABLE    PRICE
       ------------------------       -----------     -----    ----------------   -----------    ----
            $ 0.56 - 1.50               420,943     $   1.47           2.17        360,449      $1.48
            $ 2.25 - 4.50               217,222     $   2.76           4.56        126,880      $2.62
            $ 7.50 - 9.00                54,437     $   7.89           5.90         11,927      $7.75
            $13.41 - 21.25               16,634     $  16.53           6.43            -
                                        -------                                    -------
            Total                       709,236     $   2.71           3.29        499,256      $1.92
                                        =======                                    =======

(8) INCOME TAXES

INCOME TAX PROVISION

    Income before income taxes consisted of the following amounts for the years ended December 31:

                                              1995      1996      1997
                                              ----      ----      ----
                                                    (IN THOUSANDS)
    Domestic.............................     $878     $1,632    $5,839
    Foreign..............................       23        716     1,179
                                              ----     ------    -------
    Income before income taxes...........     $901     $2,348    $7,018
                                              ====     ======    ======

    The provision for income taxes consisted of the following amounts for the years ended December 31:

                                               1995       1996       1997
                                               -----     ------     ------
                                                      (IN THOUSANDS)
    Current:
      Federal..............................      $64       $  --       $465
      Foreign..............................        4         323        464
      State................................        1          --        233
                                                ----       -----     ------
           Total current provision.........       69         323      1,162
                                                ----        ----      -----
    Deferred:
      Federal..............................      280         540      1,116
      Foreign..............................     (168)        (90)       323
      State................................       62          73        350
                                                ----        ----        ---
           Total deferred provisio.........      174         523      1,789
                                                ----        ----      -----
           Total provision for
             income taxes..................     $243        $846     $2,951
                                                ====        ====     ======

    The provision for income taxes differed from that which would be computed by applying the U.S. Federal income tax rate to income before income taxes for the years ended December 31:

                                               1995      1996       1997
                                               ----      ----       ----
    Federal tax at statutory rate...........     34.0%     34.0%     34.0%
    State tax, net of federal benefit.......       --        --       2.2
    Adjustment for foreign income taxes.....       --       4.4      (0.1)
    Change in valuation allowance...........    (16.8)      0.9      12.2
    Effect of tax loss carryforwards........     14.4        --        --
    Charitable contribution.................      ---       ---      (7.5)
    Nondeductible expenses..................      0.3       1.5       0.1
    Other...................................     (4.9)     (4.8)      1.1
                                                -----     -----     -----
    Provision for income taxes..............     27.0%     36.0%     42.0%
                                                =====     =====     =====

    During 1997, the Corporation donated 100% of the outstanding stock of one of its subsidiaries to a not-for-profit organization which resulted in a permanent difference between income reported for tax purposes and financial reporting purposes.

DEFERRED INCOME TAXES

    Deferred income taxes consisted of the following amounts as of December 31:

                                                                    1996        1997
                                                                    ----        ----
                                                                      (IN THOUSANDS)
    Deferred tax assets:
      Net operating loss carryforwards.........................     $ 2,371     $  771
      Accrued expenses.........................................         518        373
      Tax credit carryforwards.................................         467      1,114
      Other....................................................          61        502
                                                                    -------     ------
    Gross deferred tax assets..................................       3,417      2,760
    Valuation allowance........................................        (373)      (771)
                                                                     ------      ------
      Net deferred tax assets..................................       3,044      1,989
                                                                    -------     ------
    Deferred tax liabilities:
      Unbilled accounts receivable.............................      (1,121)    (1,640)
      Depreciation and amortization............................        (422)      (643)
      Other....................................................          (6)         _
                                                                     ------    -------
      Deferred tax liabilities.................................      (1,549)    (2,283)
                                                                     ------     -------
    Deferred taxes, net........................................     $ 1,495     $ (294)
                                                                    =======     =======

    Deferred income tax liabilities, current portion...........      $ (859)  $ (1,271)
    Deferred income tax assets, current portion................         355         --
    Deferred income tax assets, long-term portion..............       1,999        977
                                                                    -------    -------
    Deferred taxes, net........................................     $ 1,495     $ (294)
                                                                    =======     =======

    The Corporation records a valuation allowance for deferred tax assets when it is management's judgment that it is more likely than not that all or a portion of a deferred tax asset will not be realized.

    During 1997, the increase in the valuation allowance is due principally to valuation allowances established for net operating losses in certain foreign jurisdictions which are a result of recent investments made by the Corporation to expand its operations.

TAX CARRYFORWARDS

    At December 31, 1997, the Corporation had foreign net operating loss carryforwards available to offset future taxable income of approximately $0.7 million and $0.4 million in the U.K. and in Germany, respectively. Additionally, the Corporation had tax credit carryforwards of approximately $1.1 million available to reduce future U.S. income taxes, and state net operating loss
carryforwards of approximately $4.9 million.   These carryforwards do not have
an expiration period.

(9) NONRECURRING CHARGE

    During 1996, the Corporation incurred a charge against operations of $696,000 in connection with the Corporation's settlement of a dispute with a landlord relating to the termination of a lease. This liability was included in other accrued liabilities at December 31, 1996.

(10) RETIREMENT PLAN

    The Corporation sponsors a defined-contribution retirement 401(k) plan covering substantially all of its employees. Contributions made by the Corporation in 1995, 1996 and 1997 equaled 50% of the voluntary employee contributions up to a maximum of 6% of a participant's annual compensation. The Corporation's retirement plan contributions were $228,000, $262,000 and $286,000 in 1995, 1996 and 1997, respectively.

(11) NET INCOME PER SHARE

    The following is a reconciliation between net income and net income available to common stockholders used in the numerator for basic EPS for the years ended December 31:

                                                                       1995        1996       1997
                                                                       -----     -------    -------
                                                                             (IN THOUSANDS)
    Net income............................................              $658     $1,502      $4,066
    Assumed dividends paid to
      preferred stockholders..............................              (139)      (139)        ---
                                                                        ----     ------      ------
    Net income available to
      common stockholders.................................              $519     $1,363      $4,066
                                                                        ====     ======      ======

    The following is a reconciliation between net income available to common stockholders and net income available per common and common equivalent stockholders used in the numerator for diluted EPS for the years ended December 31:

                                                                        1995       1996       1997
                                                                        -----     ------     ------
                                                                              (IN THOUSANDS)
    Net income available to
      common stockholders......................................         $519      $1,363      $4,066
    Assumed dividends paid to
      preferred stockholders...................................          ---         139         ---
                                                                         ---      ------      ------
    Net income available to common and common
        equivalent stockholders................................         $519      $1,502      $4,066
                                                                        ====      ======      ======

    The following is a reconciliation between the weighted average common stock outstanding denominator used in basic EPS and the weighted average common and common equivalent shares outstanding denominator used in diluted EPS for the years ended December 31:

                                                                        1995       1996       1997
                                                                        -----     ------     ------
                                                                              (IN THOUSANDS)
    Weighted average common stock outstanding.....................       289         309       3,458
     Preferred stock, as if converted.............................     4,124       4,759       2,723
    Stock  options, as if converted...............................       206         611         652
                                                                         ---         ---         ---
    Weighted average common and common equivalent
         shares outstanding.......................................     4,619       5,679       6,833
                                                                       =====       =====       =====

    The Series B Convertible Preferred Stock was not included in the computation for diluted EPS for the year ended December 31, 1995 because the accumulated dividend exceeds the basic EPS per common share obtainable on conversion.

(12) COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

    The Corporation leases certain facilities and equipment under noncancelable operating leases that expire at various dates through 2017. Future minimum lease payments under operating leases were as follows (in thousands):

    Years ending December 31:
    1998...................................................     $  1,797
    1999...................................................        1,987
    2000...................................................        1,675
    2001...................................................        1,606
    2002...................................................        1,623
    Thereafter.............................................       14,069
                                                                --------
       Total future minimum lease payments.................     $ 22,757
                                                                ========

    Total rent expense for all operating leases was $945,000, $1,573,000 and $1,650,000 in 1995, 1996 and 1997, respectively.

COMMITMENTS

    At December 31, 1997, the Corporation had commitments to spend $5 million for expansion of BioTesting and BioManufacturing facilities and an additional $1.4 million for computer equipment and information systems.

LEGAL

    The Corporation is involved in various claims and legal proceedings arising in the ordinary course of business. The Corporation does not believe that such claims or proceedings, individually or in the aggregate, will have a material adverse effect on the Corporation's consolidated financial position or results of operations.

    The Corporation has been identified by the U.S. Environmental
Protection Agency ("EPA") as one of several hundred potentially responsible parties ("PRPs") under CERCLA with respect to the Ramp Industries, Inc. site in Denver, Colorado. Although the Corporation believes that it sent only a small quantity of waste to this site, liability under CERCLA can exceed a PRP's pro rata share of cleanup costs. The EPA has incurred approximately $5 million to date to remove wastes from this site and expects to incur approximately an additional $1.3 million to remove the remaining wastes. However, the estimated
total cleanup costs have not been determined.   A joint settlement proposal was
developed in October 1997 and submitted to EPA Region VIII representatives, who have agreed to support the proposal to Senior EPA management and the Department of Justice. There can be no assurance at this time that the joint settlement proposal will be accepted by the Department of Justice. The Corporation believes that the outcome of this matter will not have a material adverse effect on the Corporation's financial position or results of operations.

(13) GEOGRAPHIC SEGMENTS AND SIGNIFICANT CUSTOMERS

GEOGRAPHIC SEGMENT

    The Corporation operates in one business segment, but has operations located in the United States and Europe. Transfers between geographic areas are not material to the Corporation's operations. The following table outlines the Corporation's revenues, income from operations and identifiable assets by geographic region as of or for the years ended December 31:

                                                          1995         1996       1997
                                                          -----      -------     ------
                                                                 (IN THOUSANDS)
    Revenues
      United States..................................      $26,420    $31,896    $40,183
      Europe.........................................        3,658      5,786      7,705
                                                           -------    -------    -------
         Total.......................................      $30,078    $37,682    $47,888
                                                           =======    =======    =======
    Income from operations
      United States..................................       $1,414     $2,333     $5,692
      Europe.........................................           11        831      1,258
                                                            ------     ------     ------
         Total.......................................       $1,425     $3,164     $6,950
                                                            ======     ======     ======
    Identifiable assets
      United States..................................      $21,038    $24,521    $56,717

      Europe.........................................        3,900     11,306     11,934
                                                             -----     ------     ------
         Total.......................................      $24,938    $35,827    $68,651
                                                           =======    =======    =======

SIGNIFICANT CUSTOMERS

    Sales to the U.S. Government represented 13%, 10% and 8% of consolidated revenue in 1995, 1996 and 1997, respectively.

(14) SUPPLEMENTAL CASH FLOW INFORMATION

                                                                        YEAR ENDED DECEMBER 31,
                                                                    ------------------------------
                                                                    1995        1996          1997
                                                                    ----        ----          ----
                                                                             (IN THOUSANDS)
    Cash paid during the year for:
      Income tax payments........................................    $   32       $    4      $475
      Interest payments..........................................    $  563       $  844      $713
    Noncash investing and financing activities:
      Equipment acquired under capital lease agreements
         (Note 6)................................................    $2,735       $  903
    Details of acquisition (Note 2):
      Fair value of assets acquired..............................                 $3,857
      Liabilities assumed........................................                   (595)
      Stock issued...............................................                   (198)
                                                                                  ------
      Cash paid..................................................                  3,064
      Less cash acquired.........................................                   (312)
                                                                                  ------
    Net cash paid for acquisition................................                 $2,752
                                                                                  ======

(15) SUBSEQUENT EVENTS (UNAUDITED)

    In March 1998, the Corporation entered into certain third-party leasing and subleasing arrangements relating to the construction of new laboratory space. These arrangements require the Corporation to make certain net noncancelable lease payments totaling approximately $8.5 million over the next twenty years and to guarantee indebtedness of approximately $4.4 million. In addition, the Company intends to incur approximately $20.0 million in leasehold improvements and laboratory equipment relating to the new laboratory and the new headquarters facilities.

                                                                     SCHEDULE II

                                            VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                     COLUMN A            COLUMN B                       COLUMN C                  COLUMN D          COLUMN E
                     --------            --------                       --------                  --------          --------
                                                                        ADDITIONS
                                                           ------------------------------
                                                                                CHARGED TO
                                          BALANCE AT       CHARGED TO              OTHER
                                          BEGINNING        COSTS AND              ACCOUNTS        DEDUCTIONS        BALANCE AT
                   DESCRIPTION            OF YEAR           EXPENSES             -DESCRIBE         -DESCRIBE        END OF YEAR
                   -----------            ----------      -----------            ----------       ----------        ------------
 Year Ended December 31, 1995
     Allowance for doubtful accounts....   $284,000           $  20,000            $   ---       $   61,000(1)       $243,000
     Deferred tax valuation allowance...    501,000                 ---                ---          151,000(2)        350,000
 Year Ended December 31, 1996
     Allowance for doubtful accounts....    243,000              32,000                ---           35,000(1)        240,000
     Deferred tax valuation allowance...    350,000              23,000                ---              ---           373,000
 Year Ended December 31, 1997
     Allowance for doubtful accounts....    240,000              16,000                ---           14,000(1)        242,000
     Deferred tax valuation allowance...    373,000             398,000                ---              ---           771,000

----------------------------
(1)  Amounts are write-offs of uncollectible accounts receivable.

(2) Amounts represent reductions in the valuation allowance attributable to the realization of net operating loss carryforwards.