Form 10-Q
period 1998-03-31
BIORELIANCE CORP
filed 1998-05-15
CIK 1036629

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X       NO
    -------       -------

As of March 31, 1998, 7,766,114 shares of registrant's Common Stock, par value $.01 per share, were outstanding.

================================================================================

                           BIORELIANCE CORPORATION

                              TABLE OF CONTENTS


                                                                          PAGE
                                                                         NUMBER
                                                                         ------

PART I      FINANCIAL INFORMATION

            Item 1  -  Financial Statements:

               Consolidated Balance Sheets as of December 31, 1997 and
               March 31, 1998..............................................  3

               Consolidated Statements of Income for the Three Months
               Ended March 31, 1997 and 1998...............................  4

               Consolidated Statements of Cash Flows for the Three Months
               Ended March 31, 1997 and 1998...............................  5

               Notes to Consolidated Financial Statements..................  6

            Item 2  -  Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................... 10

PART II     OTHER INFORMATION.............................................. 14

SIGNATURES................................................................. 15

EXHIBIT INDEX.............................................................. 16

                        PART I -- FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                            BIORELIANCE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                              MARCH 31,
                                                                       DECEMBER 31,             1998
                                                                           1997              (UNAUDITED)
                                                                     -----------------    -----------------
                           ASSETS
Current assets:
    Cash and cash equivalents................................         $      6,227         $      6,800
    Marketable securities....................................               27,554               24,633
    Accounts receivable, net.................................               15,923               16,416
    Other current assets.....................................                1,827                3,913
                                                                        -----------          -----------
             Total current assets............................               51,531               51,762
Property and equipment, net..................................               15,601               15,433
Intangible assets, net.......................................                  256                  214
Deposits and other assets....................................                  286                  268
Deferred income taxes........................................                  977                  273
                                                                        -----------          -----------
             Total assets....................................         $     68,651         $     67,950
                                                                        ===========          ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt........................         $      1,574         $      1,539
    Accounts payable.........................................                1,811                1,074
    Accrued employee compensation and benefits...............                2,829                2,131
    Other accrued liabilities................................                2,302                2,076
    Customer advances........................................                3,635                3,960
    Deferred income taxes....................................                1,271                1,327
                                                                        -----------          -----------
             Total current liabilities.......................               13,422               12,107
Long-term debt...............................................                5,434                5,090
                                                                        -----------          -----------
             Total liabilities...............................               18,856               17,197
                                                                        -----------          -----------

Commitments and contingencies

Stockholders' equity:
    Convertible preferred stock, $.01  par value:  6,900,000 shares
       authorized; 6,470,121 and no shares issued and outstanding               ---                  ---
    Common stock, $.01 par value:  15,000,000 shares authorized;
      7,685,208 and 7,766,114 shares issued and outstanding..                   77                   78
    Additional paid-in capital...............................               52,457               52,490
    Accumulated deficit......................................               (2,145)              (1,139)
    Equity adjustment from foreign currency translation......                 (594)                (676)
                                                                        -----------          -----------
             Total stockholders' equity......................               49,795               50,753
                                                                        -----------          -----------
             Total liabilities and stockholders' equity......         $     68,651         $     67,950
                                                                        ===========          ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            BIORELIANCE CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                       ----------------------------
                                                           1997             1998
                                                       -----------       ------------
Revenue........................................      $     11,781      $      11,971
                                                       -----------       ------------
Expenses:
      Cost of sales............................             7,442              7,146
      Selling, general and administrative......             2,635              2,894
      Research and development.................               303                386
                                                       -----------       ------------
                                                           10,380             10,426
                                                       -----------       ------------
Income from operations.........................             1,401              1,545
                                                       -----------       ------------
Other income (expense):
      Interest income..........................                30                486
      Interest expense.........................              (229)              (159)
      Other income (expense)...................                (1)              (132)
                                                       -----------       ------------
                                                             (200)               195
                                                       -----------       ------------
Income before income taxes.....................             1,201              1,740
Provision for income taxes.....................               511                734
                                                       -----------       ------------
Net income.....................................      $        690      $       1,006
                                                       ===========       ============
Net income per share:
      Basic....................................      $        1.89     $         0.13
                                                       ===========       ============
      Diluted..................................      $        0.12     $         0.12
                                                       ===========       ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            BIORELIANCE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                       ------------------------------
                                                                          1997             1998
                                                                       -----------     --------------
Cash flows from operating activities:
  Net income.......................................................  $        690    $         1,006
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
      Depreciation.................................................           818                703
      Amortization of intangibles..................................            76                 53
      Amortization of bond premiums and discounts..................             0                (79)
      Deferred income taxes, net...................................           431                760
      Changes in current assets and liabilities:
          Accounts receivable, net.................................          (277)              (401)
          Other current assets.....................................           451             (2,126)
          Accounts payable.........................................           560               (746)
          Accrued employee compensation and benefits...............          (185)              (699)
          Other accrued liabilities................................           131               (273)
          Customer advances........................................           259                289
          Deposits and other assets................................          (649)               ---
                                                                       -----------     --------------
               Net cash provided by (used in) operating activities.         2,305             (1,513)
                                                                       -----------     --------------
Cash flows from investing activities:
    Purchases of marketable securities.............................           ---            (11,500)
    Proceeds from the maturities of marketable securities..........           ---             14,500
    Purchases of property and equipment............................          (170)              (577)
                                                                       -----------     --------------
               Net cash provided by (used in) investing activities.          (170)             2,423
                                                                       -----------     --------------
Cash flows from financing activities:
     Proceeds from exercise of stock options.......................            37                154
     Proceeds from debt............................................           900                ---
     Payments on debt..............................................          (179)              (180)
     Proceeds from (payments on) note payable to stockholder.......        (1,900)               ---
     Payments on capital lease obligations.........................          (218)              (199)
     Repurchase and cancellation of treasury stock.................           ---               (122)
                                                                       -----------     --------------
               Net cash (used in) financing activities.............        (1,360)              (347)
                                                                       -----------     --------------
Effect of exchange rate changes on cash and cash equivalents.......          (169)                10
                                                                       -----------     --------------
Net increase in cash and cash equivalents..........................           606                573
Cash and cash equivalents, beginning of period.....................         2,965              6,227
                                                                       -----------     --------------
Cash and cash equivalents, end of period...........................  $      3,571    $         6,800
                                                                       ===========     ==============


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

(2)  INTERIM FINANCIAL STATEMENTS PRESENTATION

   The accompanying interim financial statements are unaudited and have been prepared by the Corporation pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore these consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Corporation's Annual Report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements for the three-month period ended March 31, 1998 include all normal and recurring adjustments which are necessary for a fair presentation of the results of the interim period. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998.

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

(4)  FOREIGN CURRENCY TRANSLATION

    The accounts of foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at period-end exchange rates, and income and expense accounts are translated at average monthly exchange rates. Net gains and losses resulting from such translations are included in comprehensive income and are accumulated in a separate component of stockholders' equity.

(5)  NET INCOME PER SHARE

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

   In February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin 98 ("SAB 98"). SAB 98 rescinded SAB 83, which required common shares and common share equivalents issued or granted by the Corporation at prices below the public offering price during the twelve months immediately preceding the filing of the Corporation's initial Registration Statement and through the effective date of such Registration Statement to be calculated using the treasury stock method based upon the estimated initial public offering price, and to be included for all periods presented regardless of whether they are dilutive. The Corporation has adopted SAB 98 and, accordingly, all EPS data has been restated as required.

   The following is a reconciliation between net income and net income available to common stockholders used in the numerator for basic EPS for the quarters ended March 31:

                                                    1997    1998
                                                   -----   ------
                                                   (IN THOUSANDS)

                    Net income...................   $690   $1,006
                    Assumed dividends paid to
                    preferred stockholders.......    (35)     ---
                                                   -----   ------
                    Net income available to
                    common stockholders..........  $ 655   $1,006
                                                   =====   ======

   The following is a reconciliation between net income available to common stockholders and net income available per common and common equivalent stockholders used in the numerator for diluted EPS for the quarters ended March 31:

                                                    1997   1998
                                                    ----   ----
                                                   (IN THOUSANDS)

                      Net income available to
                      common stockholders.......... $655   $1,006
                      Assumed dividends paid to
                      preferred stockholders.......   35      ---
                                                    ----   ------
                      Net income available to
                      common and common             $690   $1,006
                      equivalent stockholders...... ====   ======

   The following is a reconciliation between the weighted average common stock outstanding denominator used in basic EPS and the weighted average common and common equivalent shares outstanding denominator used in diluted EPS for the quarters ended March 31:

                                                     1997  1998
                                                     ----  ----
                                                    (IN THOUSANDS)

                      Weighted average common
                      stock outstanding............    346  7,732
                      Preferred stock, as if
                      converted....................  4,783    ---
                      Stock  options, as if
                      converted....................    746    617
                                                     -----  -----
                      Weighted average common and
                      common equivalent shares
                      outstanding..................  5,875  8,349
                                                     =====  =====

(6)  INITIAL PUBLIC OFFERING

   On August 1, 1997, the Corporation completed its initial public offering of 2,102,014 shares of its common stock (plus an additional 297,986 shares by a selling stockholder) at an offering price of $15.00 per share. On August 7, 1997, the underwriters exercised an option to purchase an additional 315,302 shares. The net proceeds to the Corporation from the public offering and the exercise of the over-allotment option by the underwriters, after deducting the underwriting discounts and commissions and offering expenses
payable by the Corporation, were approximately $32.5 million.   Upon the
closing of the offering, all outstanding shares of the Corporation's convertible preferred stock were automatically converted into 4,778,072 shares of common stock.

(7)  COMPREHENSIVE INCOME

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS 130 requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. The statement requires reclassification of earlier statements in comparative financial statements and is effective for fiscal years beginning after December 15, 1997.

   The Corporation adopted this statement during the first quarter of 1998. Total comprehensive income amounted to $924,000 for the quarter ended March 31, 1998 and $331,000 for the quarter ended March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Private Securities Litigation Reform Act provides a "safe harbor" for forward-looking statements. Certain statements included in this Quarterly Report on Form 10-Q are forward-looking. Such forward-looking statements, in addition to information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q, are based on the Corporation's current expectations and are subject to a number of risks and uncertainties that could cause actual future results to differ significantly from results expressed or implied in any forward-looking statements contained herein or that may be made from time to time by, or on behalf of, the Corporation. Information presented in this Form 10-Q should be read in conjunction with the Corporation's Annual Report
on Form   10-K filed with the Securities and Exchange Commission, including the risk factors contained therein.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1997

      Revenue was $12.0 million in the three months ended March 31, 1998, an increase of 2% over revenue of $11.8 million in the three months ended March 31, 1997. The increase was attributable primarily to volume growth in U.S. BioTesting services and revenues from newly established BioTesting services in Germany, offset in part by a decline due to the timing of shipments at BIOMEVA GmbH.

      Cost of sales was $7.1 million in the three months ended March 31, 1998, a decrease of 4% over cost of sales of $7.4 million in the three months ended March 31, 1997. The decrease was attributable primarily to mix variances arising in constituent revenues and a variety of operating efficiencies as offset by higher costs in establishing U.S. manufacturing.

      Selling, general and administrative expense was $2.9 million in the three months ended March 31, 1998, an increase of 10% over selling, general and administrative expense of $2.6 million in the three months ended March 31, 1997. This increase was due to infrastructure expansion, investment in information systems and the additional administrative costs of supporting a public company.

      Research and development expense was $386,000 in the three months ended March 31, 1998, an increase of 27% over research and development expense of $303,000 in the three months ended March 31, 1997. The increase primarily was attributable to an expansion in headcount and project work on new BioTesting assays.

      Operating income was $1.5 million in the three months ended March 31, 1998, an increase of 10% over operating income of $1.4 million in the three months ended March 31, 1997. The increase primarily was due to the leverage achieved from the increase in revenue on a high fixed cost structure.

      The Corporation earned net interest income and other net income and expense of $195,000 in the three months ended March 31, 1998, compared to net interest expense and other net income and expense of $(200,000) in the three months ended March 31, 1997. The improvement was due primarily to interest income earned in 1998 on the investment of the funds received from the initial public offering in August 1997.

      The provision for income taxes was $734,000 in the three months ended March 31, 1998, compared to a provision of $511,000 in the three months ended March 31, 1997. The effective tax rate was 42% for the three months ended March 31, 1998 and 43% for the three months ended March 31, 1997. The tax rate declined primarily from a lower proportion of high tax rate earnings sourced from Germany compared to earnings sourced from elsewhere.

      Net income was $1.0 million in the three months ended March 31, 1998, an increase of 46% over net income of $690,000 in the three months ended March 31, 1997. The improvement primarily was due to increased operating income.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1998, the Corporation had cash, cash equivalents and marketable securities of $31.4 million, compared to cash, cash equivalents and marketable securities of $33.8 million at December 31, 1997.

      The Corporation used cash flows in operations of $(1.5) million in the three months ended March 31, 1998, compared to a generation of $2.3 million in the three months ended March 31, 1997. Net income, as adjusted for depreciation and amortization and deferred income taxes, provided $2.4 million and $2.0 million in the three months ended March 31, 1998 and 1997, respectively. The increase in adjusted net income was due primarily to a higher level of net income. Changes in current assets and liabilities used cash of $(4.0) million and provided cash of $0.3 million in the three months ended March 31, 1998 and 1997, respectively.

      Working capital increased to $39.7 million at March 31, 1998, compared to $38.1 million at December 31, 1997. The net increase in working capital primarily was due to the reinvestment of earnings during the quarter, reflecting payment of accounts payable and accrued expenses and investment in accounts receivable, prepayments and advances in other assets as offset by a reduction in marketable securities.

      The Corporation spent $0.8 million for capital expenditures for the three months ended March 31, 1998, compared to $0.4 million (including $0.2 million and $0.2 million of expenditures financed by leases) in the three months ended March 31, 1997 and the three months ended March 31, 1998, respectively. The increase in capital expenditures reflects the Corporation's investment in information systems and expansion of the Corporation's laboratory facilities and the related equipment.

      In April 1998, the Corporation entered into a lease agreement with a developer to construct and lease a facility adjacent to the Corporation's BioTesting Services facility in

Rockville, Maryland. The new facility will be used to consolidate existing research and development and administrative activities and to provide expanded capacity for BioAnalytical Services.

      In April 1998, the Corporation entered into certain third-party leasing and subleasing arrangements relating to the construction of new laboratory space. These arrangements require the Corporation to make certain net noncancelable lease payments totaling approximately $8.5 million over the next twenty years and to guarantee indebtedness of approximately $4.4 million. In addition, the Company intends to incur approximately $20.0 million in leasehold improvements and laboratory equipment relating to the new laboratory and the new headquarters facilities.

      The Corporation financed the acquisition of BIOMEVA in July 1996 and obtained additional funds for working capital and expansion of its business through a promissory note with NationsBank, N.A. ("NationsBank") in the amount of $1.8 million and a subordinated note from Sidney R. Knafel, the Corporation's largest stockholder, in the amount of $1.9 million, which was repaid on March 28, 1997. The NationsBank promissory note has a maturity date of June 30, 1999, requires monthly principal payments of $30,000, and at
March 31, 1998, $1.2 million was outstanding on the note.   The note bears
interest at the same rate as the Mortgage Loan.   At March 31, 1998, the
interest rate was 6.92%.

      In December 1994, the Corporation's existing loan agreement with NationsBank was modified to provide term loan financing in the amount of $4,300,000 with a maturity date of November 30, 1999 (the "Mortgage Loan"). In October 1997 and on April 1, 1998, the Mortgage Loan was modified and restated to release the foreign subsidiaries from joint and several liability, to include all the U.S. subsidiaries as joint and several makers, to release the liens created by the first security interest in all of its
tangible and intangible assets, and to modify the interest rate terms.   The
Mortgage Loan is secured by a deed of trust on the Company's facility in
Rockville, Maryland.   In addition to a principal payment of $30,000 per
month, the note bears interest at the London Inter-Bank Offering Rate ("LIBOR") plus the applicable LIBOR Rate Additional Percentage ("LIBOR Rate
Option").   The LIBOR Rate Option ranged from 0.85% to 2.15% depending on the
Company achieving certain funded debt to EBITDA ratios.   At March 31, 1998
the  applicable interest rate was 6.92%.

      In May 1995, the Company entered into an interest rate swap agreement whereby the variable interest rate of the Mortgage Loan was effectively converted into debt with a fixed rate of 9.05% per annum. Amounts to be paid or received under the interest rate swap agreement are recognized as interest income or expense in the periods in which they accrue and are recorded in the same category as that arising from the Mortgage Loan. This agreement expires on November 30, 1999. The effect of the interest rate swap agreement on interest expense was not material in the quarters ended March 31, 1997 and 1998.

      In addition to the Mortgage Loan, the Company has entered into a revolving loan agreement with NationsBank with a maximum available balance not to exceed $1,000,000. Amounts to be paid include interest only on the unpaid Principal Sum, payable monthly, and unless paid sooner, the unpaid Principal Sum, together with unpaid accrued interest payable in full on May 31, 1998. The note bears interest at the same rate as the Mortgage Loan. The Company has also agreed to pay a quarterly commitment fee equaling 0.25% of the average unused portion of the revolving bank loan. At March 31, 1998, no amounts were outstanding under the facility. This line of credit expires in May 1998.

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

      At March 31, 1998, the Corporation had commitments to spend $99,000 for computer systems, software and integration related to the development of new information and telecommunication systems and $53,000 for laboratory equipment.

      The Corporation expects to continue expanding its operations through internal growth, geographic expansion and possible strategic acquisitions. The Corporation expects that such activities will be funded from existing cash, cash equivalents and marketable securities; cash flows from operations;
and bank borrowings and lease financing.   Although the Corporation has no
agreements or arrangements in place with respect to any future acquisition, there may be acquisition or other growth opportunities that require additional external financing, and the Corporation may, from time to time, seek to obtain funds from public or private issuances of equity or debt
securities.   There can be no assurances that such financing will be
available on terms acceptable to the Corporation.

      Based on its current operating plan, the Corporation believes that available liquid resources are sufficient to meet its foreseeable cash needs.

FOREIGN CURRENCY

      The accounts of foreign subsidiaries are measured using local currency
as the functional currency.   Assets and liabilities of these subsidiaries
are translated into U.S. dollars at period-end exchange rates, and income and
expense accounts are translated at average monthly exchange rates.   Net
gains and losses resulting from such translations are included in comprehensive income and are accumulated in a separate component of stockholders' equity.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        As of March 31, 1998 the Corporation had used approximately $2.4 million of the net proceeds from the Corporation's initial public offering toward debt repayment and purchases of laboratory equipment and information systems hardware and software.

        At March 31, 1998, $24,663,000 of the net proceeds were invested in short-term United States government securities, and the balance was invested in money market funds pending the purchase of additional United States government securities or in other operating accounts of the Corporation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        No matters have been submitted to vote of the stockholders in the quarter ended March 31, 1998.



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

Dated:       May 15, 1998

                                BioReliance Corporation
                                        (Registrant)




                                By
                                   -----------------

                                Capers W. McDonald
                                President and Chief Executive Officer




                                By
                                   -----------------

                                Michael R.N. Thomas
                                Vice President, Chief Financial Officer and
                                Treasurer
                                (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------

10.21      Lease-Purchase Agreement dated April 1, 1998 between Montgomery
           County Maryland and BioReliance Corporation.
10.22      Lease dated April 1, 1998 between BioReliance Corporation and BPG
           Industrial Partners II, LLC.
10.23      Project Lease dated April 1, 1998 between BPG Industrial Partners II,
           LLC and MAGENTA Corporation.
10.24      Leasehold Deed of Trust dated April 1, 1998 by BioReliance
           Corporation and MAGENTA Corporation, to Cynthia Flanders and Eileen
           Chow (trustees) and NationsBank, N.A.
10.25 Guaranty Agreement dated April 1, 1998 by BioReliance Corporation in favor of NationsBank, N.A.
10.26      Loan Agreement dated April 1, 1998 between BPG Industrial Partners
           II, LLC, NationsBank, N.A. and, for certain purposes, BioReliance
           Corporation.
10.27 First Amendment to Amended and Restated Replacement Loan Agreement dated April 1, 1998 among BioReliance Corporation, MA BioServices,
           Inc., MAGENTA Corporation, MAGENTA Viral Production, Inc. and
           NationsBank, N.A.
10.28      Second Note Modification Agreement dated April 1, 1998 among
           BioReliance Corporation, MA BioServices, Inc., MAGENTA Corporation,
           MAGENTA Viral Production, Inc. and NationsBank, N.A.
10.29      Second Deed of Trust Note Modification dated April 1, 1998 among
           BioReliance Corporation, MA BioServices, Inc., MAGENTA Corporation,
           MAGENTA Viral Production, Inc. and NationsBank, N.A.
10.30      Second Replacement Revolving Promissory dated April 1, 1998 by
           BioReliance Corporation, MA BioServices, Inc., MAGENTA Corporation and MAGENTA Viral Production, Inc. in favor of NationsBank, N.A. in the amount of $1 million.
10.31      Third Modification Agreement - Leasehold Deed of Trust and Security
           Agreement dated April 1, 1998 among BioReliance Corporation,
           Elizabeth Shore (trustee) and NationsBank, N.A.