Form 10-Q
period 1998-06-30
BIORELIANCE CORP
filed 1998-08-14
CIK 1036629

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

As of June 30, 1998, 7,813,024 shares of registrant's Common Stock, par value $.01 per share, were outstanding.

================================================================================

                             BIORELIANCE CORPORATION

                                TABLE OF CONTENTS

                                                                                                    PAGE
                                                                                                   NUMBER
                                                                                                   ------
PART I            FINANCIAL INFORMATION

                  Item 1  -  Financial Statements:

                      Consolidated Balance Sheets as of December 31, 1997 and
                      June 30, 1998............................................................        3

                      Consolidated Statements of Income for the Three Months and
                      Six Months Ended June 30, 1997 and 1998..................................        4

                      Consolidated Statements of Cash Flows for the Six Months
                      Ended June 30, 1997 and 1998.............................................        5

                      Notes to Consolidated Financial Statements...............................        6

                  Item 2  -  Management's Discussion and Analysis of Financial

                      Condition and Results of Operations......................................       11

PART II           OTHER INFORMATION............................................................       17

SIGNATURES.....................................................................................       18

EXHIBIT INDEX..................................................................................       19

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            BIORELIANCE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                               JUNE 30,
                                                                           DECEMBER 31,          1998
                                                                               1997           (UNAUDITED)
                                                                           ------------       -----------
ASSETS
Current assets:
    Cash and cash equivalents..........................................      $ 6,227            $ 4,498
    Marketable securities..............................................       27,554             26,497
    Accounts receivable, net...........................................       15,923             19,837
    Other current assets...............................................        1,827              2,283
                                                                             -------            -------
              Total current assets.....................................       51,531             53,115
Property and equipment, net............................................       15,601             19,810
Intangible assets, net.................................................          256                182
Deposits and other assets..............................................          286                336
Deferred income taxes..................................................          977                977
                                                                             -------            -------
              Total assets.............................................      $68,651            $74,420
                                                                             =======            =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt..................................      $ 1,574            $ 1,524
    Accounts payable...................................................        1,811              1,131
    Accrued employee compensation and benefits.........................        2,829              2,042
    Other accrued liabilities..........................................        2,302              3,094
    Customer advances..................................................        3,635              4,102
    Deferred income taxes..............................................        1,271              1,271
                                                                             -------            -------
              Total current liabilities................................       13,422             13,164
Long-term debt.........................................................        5,434              9,017
                                                                             -------            -------
              Total liabilities........................................       18,856             22,181
                                                                             -------            -------
Commitments and contingencies (Note 8)

Stockholders' equity:
    Convertible preferred stock, $.01  par value:  6,900,000 shares
       authorized; no shares issued and outstanding....................          ---                ---
    Common stock, $.01 par value:  15,000,000 shares authorized;
      7,685,208 and 7,813,024 shares issued and outstanding............           77                 78
    Additional paid-in capital.........................................       52,457             52,566
    Retained earnings/(accumulated deficit)............................       (2,145)               179
    Equity adjustment from foreign currency translation................         (594)              (584)
                                                                             -------            -------
              Total stockholders' equity...............................       49,795             52,239
                                                                             -------            -------
              Total liabilities and stockholders' equity...............      $68,651            $74,420
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

                            BIORELIANCE CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                             JUNE 30,                              JUNE 30,
                                                   -----------------------------         --------------------------
                                                      1997               1998               1997            1998
                                                   ----------          ---------         ----------       ---------
Revenue...................................         $   12,583          $  12,677         $   24,364       $  24,648
                                                   ----------          ---------         ----------       ---------
Expenses:
     Cost of sales........................              7,585              6,611             15,027          13,757
     Selling, general and administrative..              2,694              3,810              5,329           6,704
     Research and development.............                323                347                626             733
                                                   ----------          ---------         ----------       ---------
                                                       10,602             10,768             20,982          21,194
                                                   ----------          ---------         ----------       ---------
Income from operations....................              1,981              1,909              3,382           3,454
                                                   ----------          ---------         ----------       ---------
Other income (expense):
     Interest income......................                 90                434                120             920
     Interest expense.....................               (219)               (73)              (448)           (232)
     Other income (expense)...............                 12               (139)                11            (271)
                                                   ----------          ---------         ----------       ---------
                                                         (117)               222               (317)            417
                                                   ----------          ---------         ----------       ---------
Income before income taxes................              1,864              2,131              3,065           3,871
Provision for income taxes................                776                813              1,287           1,547
                                                   ----------          ---------         ----------       ---------
Net income................................         $    1,088          $   1,318         $    1,778       $   2,324
                                                   ==========          =========         ==========       =========
Net income per share:
     Basic................................         $     2.85          $    0.17         $     4.78       $    0.30
                                                   ==========          =========         ==========       =========

     Diluted..............................         $     0.19          $    0.16         $     0.30       $    0.28
                                                   ==========          =========         ==========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            BIORELIANCE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                  -------------------------
                                                                                     1997           1998
                                                                                  ----------      ---------
Cash flows from operating activities:
  Net income.................................................................     $   1,778       $  2,324
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
      Depreciation...........................................................         1,561          1,546
      Amortization of intangibles............................................           156            118
      Amortization of bond premiums and discounts............................           ---            (96)
      Loss on disposal of fixed assets.......................................           155             20
      Deferred income taxes, net.............................................           945            ---
      Changes in current assets and liabilities:
          Accounts receivable, net...........................................          (640)        (3,869)
          Other current assets...............................................           375           (438)
          Accounts payable...................................................           551           (679)
          Accrued employee compensation and benefits.........................           (19)          (788)
          Other accrued liabilities..........................................           377            710
          Customer advances..................................................           (15)           438
      Deposits and other assets..............................................        (1,317)           (96)
                                                                                  ----------      --------
               Net cash provided by (used in) operating activities..........          3,907           (810)
                                                                                  ----------      --------
Cash flows from investing activities:
    Purchases of marketable securities.......................................           ---        (21,997)
    Proceeds from the maturities of marketable securities....................           ---         23,150
    Purchases of property and equipment......................................        (1,297)        (1,492)
                                                                                  ----------      --------
               Net cash (used in) investing activities.......................        (1,297)          (339)
                                                                                  ----------      --------
Cash flows from financing activities:
     Proceeds from exercise of stock options.................................            49            249
     Proceeds from debt......................................................           ---            ---
     Payments on debt........................................................          (358)          (400)
     Repayment of note payable to stockholder................................        (1,900)           ---
     Payments on capital lease obligations...................................          (484)          (341)
     Repurchase and cancellation of treasury stock...........................           ---           (139)
                                                                                  ----------      --------
               Net cash (used in) financing activities.......................        (2,693)          (631)
                                                                                  ----------      --------

Effect of exchange rate changes on cash and cash equivalents.................          (438)            51
                                                                                  ----------      --------

Net decrease in cash and cash equivalents....................................          (521)        (1,729)
Cash and cash equivalents, beginning of period...............................         2,965          6,227
                                                                                  ----------      --------

Cash and cash equivalents, end of period.................................         $   2,444       $  4,498
                                                                                  ==========      ========

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

(2)  INTERIM FINANCIAL STATEMENTS PRESENTATION

     The accompanying interim financial statements are unaudited and have been prepared by the Corporation pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore these consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Corporation's Annual Report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements for the three-month and six-month periods ended June 30, 1997 and 1998 include all normal and recurring adjustments which are necessary for a fair presentation of the results of the interim period. The results of operations for the three-month and six-month periods ended June 30, 1997 and 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998.

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

    In February 1998, the SEC issued Staff Accounting Bulletin 98 ("SAB 98"). SAB 98 rescinded SAB 83, which required common shares and common share equivalents issued or granted by the Corporation at prices below the public offering price during the twelve months immediately preceding the filing of the Corporation's initial Registration Statement and through the effective date of such Registration Statement to be calculated using the treasury stock method based upon the estimated initial public offering price, and to be included for all periods presented regardless of whether they are dilutive. The Corporation has adopted SAB 98 and, accordingly, all EPS data has been restated as required.

    The following is a reconciliation between net income and net income available to common stockholders used in the numerator for basic EPS for the three and six months ended June 30:

                                               THREE MONTHS ENDED            SIX MONTHS
                                                    JUNE 30,               ENDED JUNE 30,
                                                1997        1998          1997        1998
                                                ----        ----          ----        ----
                                                              (IN THOUSANDS)
Net income...............................    $ 1,088      $ 1,318       $1,778      $2,324
Assumed dividends paid to preferred
stockholders.............................        (35)         ---          (70)        ---
                                             --------     -------       -------     ------
Net income available to common stockholders  $ 1,053      $ 1,318       $1,708      $2,324
                                             =======      =======       ======      ======

    The following is a reconciliation between net income available to common stockholders and net income available per common and common equivalent stockholders used in the numerator for diluted EPS for the three and six months ended June 30:

                                           THREE MONTHS ENDED           SIX MONTHS
                                                JUNE 30,              ENDED JUNE 30,
                                             1997       1998         1997        1998
                                           -------    -------      -------     ------
                                                          (IN THOUSANDS)
Net income available to common
stockholders.............................   $1,053     $1,318       $1,708      $2,324
Assumed dividends paid to preferred
stockholders.............................       35        ---           70         ---
                                            ------     ------       ------      ------
Net income available to common and
common equivalent stockholders...........   $1,088     $1,318       $1,778      $2,324
                                            ======     ======       ======      ======

    The following is a reconciliation between the weighted average common stock outstanding denominator used in basic EPS and the weighted average common and common equivalent shares outstanding denominator used in diluted EPS for the three and six months ended June 30:

                                             THREE MONTHS            SIX MONTHS
                                            ENDED JUNE 30,         ENDED JUNE 30,
                                             1997     1998        1997       1998
                                           -------  -------     -------    ------
                                                       (IN THOUSANDS)
Weighted average common stock outstanding      369    7,799         357      7,766
Preferred stock, as if converted.........    4,783      ---       4,788        ---
Stock  options, as if converted..........      695      452         695        570
                                             -----    -----       -----      -----
Weighted average common and common
equivalent shares outstanding............    5,847    8,251       5,840      8,336
                                             =====    =====       =====      =====

(6)  INITIAL PUBLIC OFFERING

     On August 1, 1997, the Corporation completed its initial public offering of 2,102,014 shares of its common stock (plus an additional 297,986 shares by a selling stockholder) at an offering price of $15.00 per share. On August 7, 1997, the underwriters exercised an over-allotment option to purchase an additional 315,302 shares. The net proceeds to the Corporation from the public offering and the exercise of the over-allotment option by the underwriters, after deducting the underwriting discounts and commissions and offering expenses payable by the Corporation, were approximately $32.5 million. Upon the closing of the offering, all outstanding shares of the Corporation's convertible preferred stock were automatically converted into 4,778,072 shares of common stock.

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

     The Corporation adopted this statement during the first quarter of 1998. Total comprehensive income amounted to $735,000 for the quarter ended June 30, 1998 and $819,000 for the quarter ended June 30, 1997. For the six months ended June 30, 1998 and 1997, total comprehensive income amounted to $1,017,000 and $62,000, respectively.

(8)   CAPITAL LEASE OBLIGATIONS

     In April 1998, the Corporation entered into certain third-party leasing and subleasing arrangements relating to the construction of new laboratory space. These arrangements require the Corporation to make certain noncancelable lease payments over the next twenty years and to guarantee indebtedness of approximately $4.4 million. The terms of the arrangements require that the leases be accounted for as capital leases. The assets underlying such capitalized leases are included with the Corporation's owned property and equipment and are summarized as follows as of June 30, 1998 (in thousands):

             Land                                      $  720
             Construction in progress                   3,554
                                                        -----
             Total assets at cost                       4,274
             Less accumulated depreciation                ---
                                                       ------
             Net assets                                $4,274
                                                       ======

     The future minimum lease payments under the capital lease obligations at June 30, 1998 were as follows (in thousands):

     Year ending December 31:

             1998                                            $   ---
             1999                                                260
             2000                                                389
             2001                                                389
             2002                                                389
             Thereafter                                        7,079
                                                             -------
         Total minimum lease payments                          8,506
         Less amount representing interest                    (4,232)
                                                             -------
         Present value of minimum lease payments               4,274
         Less current portion                                    (20)
                                                             -------
         Long-term portion                                   $ 4,254
                                                             =======

     Beginning July 1, 1998, the Corporation was committed to make additional noncancelable payments totaling approximately $3.3 million including interest over the next twenty years under terms outlined in the aforementioned agreements. Additionally, the Corporation's obligation for future lease payments will increase as additional costs are incurred for the construction of the space. Such additional amounts are estimated to total $1.6 million including interest.

(9)  NEW ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives Instruments and for Hedging Activities." SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. SFAS No. 133 is effective for years beginning after June 15, 1999, with earlier adoption permitted. The Corporation believes that the effect of adoption of SFAS No. 133 will not be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Private Securities Litigation Reform Act provides a "safe harbor" for forward-looking statements. Certain statements included in this Quarterly Report on Form 10-Q are forward-looking. Such forward-looking statements, such as those related to planned capital expenditures and expansion of operations, in addition to information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q, are based on the Corporation's current expectations and are subject to a number of risks and uncertainties that could cause actual future results to differ significantly from results expressed or implied in any forward-looking statements contained herein or that may be made from time to time by, or on behalf of, the Corporation. Information presented in this Form 10-Q should be read in conjunction with the Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission, including the risk factors contained therein.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

         Revenue was $12.7 million in the three months ended June 30, 1998, an increase of 1% over revenue of $12.6 million in the three months ended June 30, 1997. The increase was primarily attributable to strong revenues in the BioSafety division, offset by declines elsewhere.

         Cost of sales was $6.6 million in the three months ended June 30, 1998, a decrease of 15% over cost of sales of $7.6 million in the three months ended June 30, 1997. The decrease was attributable to a favorable mix variance wherein higher margin BioSafety division revenues made significant additional contribution.

         Selling, general and administrative expense was $3.8 million in the three months ended June 30, 1998, an increase of 41% over selling, general and administrative expense of $2.7 million in the three months ended June 30, 1997. This increase was due primarily to increased legal and accounting infrastructure, information systems investment, labor and professional services expenses.

         Research and development expense was $347,000 in the three months ended June 30, 1998, an increase of 7% over research and development expense of $323,000 in the three months ended June 30, 1997. The increase primarily was attributable to continuing expansion of biotesting assay development work.

         Operating income was $1.9 million in the three months ended June 30, 1998, a decrease of 4% over operating income of $2.0 million in the three months ended June 30, 1997. The decrease primarily was due to the minor excess of expenditure growth over the growth of net income.

         The Corporation earned net interest income and other income of $222,000 in the three months ended June 30, 1998, compared to net interest and other expense of $117,000 in the three months ended June 30, 1997. The improvement was due primarily to interest earned on IPO cash investments not present in the quarter ended June 30, 1997.

         The provision for income taxes was $813,000 in the three months ended June 30, 1998, compared to a provision of $776,000 in the three months ended June 30, 1997. The effective tax rate was 38% for the three months ended June 30, 1998 and 42% for the three months ended June 30, 1997. The tax rate declined primarily due to a lower proportion of high tax rate earnings from Germany.

         Net income was $1.3 million in the three months ended June 30, 1998, an increase of 21% over net income of $1.1 million in the three months ended June 30, 1997. The increase primarily was due to increased gross margin which can be attributed to favorable mix variances arising in constituent revenues, and an increase in interest income, offset by increased operating expenses.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

         Revenue was $24.6 million in the six months ended June 30, 1998, an increase of 1% over revenue of $24.4 million in the six months ended June 30, 1997. The increase was attributable to the strength of the BioTesting business in the U.S. and the establishment of a new BioTesting business in Germany.

         Cost of sales was $13.8 million in the six months ended June 30, 1998, a decrease of 8% over cost of sales of $15.0 million in the six months ended June 30, 1997. The decrease was attributable primarily to mix variances arising in constituent revenues and a variety of operating efficiencies as offset by higher costs in establishing U.S. manufacturing, and other business developments.

         Selling, general and administrative expense was $6.7 million in the six months ended June 30, 1998, an increase of 26% over selling, general and administrative expense of $5.3 million in the six months ended June 30, 1997. This increase was due to increased information systems investment, labor and professional services and the additional administrative costs of supporting a public company.

         Research and development expense was $733,000 in the six months ended June 30, 1998, an increase of 17% over research and development expense of $626,000 in the six months ended June 30, 1997. The increase primarily was attributable to continuing development and expansion of new biotesting assays.

         Operating income was $3.5 million in the six months ended June 30, 1998, an increase of 2% over operating income of $3.4 million in the six months ended June 30, 1997. The increase primarily was due to the leverage achieved from the increase in revenue on a high fixed cost structure.

         The Corporation earned net interest and other income of $417,000 in the six months ended June 30, 1998, compared to net interest and other expense of $317,000 in the six months ended June 30, 1997. The improvement was due primarily to interest income earned in 1998 on the investment of proceeds received from the August 1997 Initial Public Offering.

         The provision for income taxes was $1.5 million in the six months ended June 30, 1998, compared to a provision of $1.3 million in the six months ended June 30, 1997. The effective tax rate was 40% for the six months ended June 30, 1998 and 42% for the six months ended June 30, 1997. The tax rate declined primarily due to a lower proportion of high tax rate earnings sourced from Germany compared to earnings sourced from elsewhere.

         Net income was $2.3 million in the six months ended June 30, 1998, an increase of 31% over net income of $1.8 million in the six months ended June 30, 1997. The improvement primarily was due to an increase in revenues, an increase in gross margin primarily attributable to favorable mix variances, and an increase in interest income.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1998, the Corporation had cash, cash equivalents and marketable securities of $31.0 million, compared to cash, cash equivalents and marketable securities of $33.8 million at December 31, 1997.

         The Corporation used cash flows in operations of $810,000 in the six months ended June 30, 1998, compared to a generation of $3.9 million in the six months ended June 30, 1997. Net income, as adjusted for depreciation and amortization, loss on disposal of fixed assets, and deferred income taxes, provided $3.9 million and $4.6 million in the six months ended June 30, 1998 and 1997, respectively. The decrease in adjusted net income was due primarily to the absence of a deferred income tax adjustment in 1998 which more than offset a higher net income in the first half of 1998 compared to the same period in 1997. Changes in current assets and liabilities used cash of $4.6 million and provided cash of $629,000 in the six months ended June 30, 1998 and 1997, respectively.

         Working capital increased to $40.0 million at June 30, 1998, compared to $38.1 million at December 31, 1997. The net increase in working capital primarily was due to the reinvestment of earnings during the period, as reflected in payment of accounts payable and employee related accruals and an investment in accounts receivable, prepayments and other current assets. Such items are offset by a decrease in marketable securities.

         The Corporation spent $1.5 million for capital expenditures for the six months ended June 30, 1998, compared to $1.3 million in the six months ended June 30, 1997 and the six months ended June 30, 1998, respectively. The increase in capital expenditures reflects the Corporation's investment in information systems and expansion of the Corporation's laboratory facilities and related equipment.

         In April 1998, the Corporation entered into a lease agreement with a developer to construct and lease a facility adjacent to one of the Corporation's existing facilities in Rockville, Maryland. The new facility will be used as the Corporation's headquarters to consolidate existing research and development and administrative activities, and to provide expanded capacity for Analytical Services.

         In April 1998, the Corporation entered into certain third-party leasing and subleasing arrangements relating to the construction of the exterior shell of new biomanufacturing space. These arrangements require the Corporation to make certain net noncancelable lease payments totaling approximately $11.8 million over the next twenty years and to guarantee indebtedness of approximately $4.4 million. In addition, the Company intends to incur approximately $20.0 million in leasehold improvements and laboratory equipment relating to the new laboratory and the new headquarters facilities. The terms of the arrangements require that the leases be accounted for as capital leases. The assets underlying such capitalized leases are included with the Corporation's owned property and equipment as of June 30, 1998. Property and equipment at June 30, 1998 includes approximately $4.3 million related to such leases. The related obligation is included in the Corporation's liabilities at June 30, 1998.

         The Corporation financed the acquisition of BIOMEVA in July 1996 and obtained additional funds for working capital and expansion of its business through a promissory note with NationsBank, N.A. ("NationsBank") in the amount of $1.8 million and a subordinated note from Sidney R. Knafel, the Corporation's largest stockholder, in the amount of $1.9 million, which was repaid on March 28, 1997. The NationsBank promissory note has a maturity date of June 30, 1999, requires monthly principal payments of $30,000, and at June 30, 1998, approximately $1.1 million was outstanding on the note. The note bears interest at the same rate as the Mortgage Loan. At June 30, 1998, the interest rate was 6.7%.

         In December 1994, the Corporation's existing loan agreement with NationsBank was modified to provide term loan financing in the amount of $4,300,000 with a maturity date of November 30, 1999 (the "Mortgage Loan"). In October 1997 and on April 1, 1998, the Mortgage Loan was modified and restated to release the foreign subsidiaries from joint and several liability, to include all the U.S. subsidiaries as joint and several makers, to release the liens created by the first security interest in all of its tangible and intangible assets, and to modify the interest rate terms. The Mortgage Loan is secured by a deed of trust on the Company's facility in Rockville, Maryland. In addition to a principal payment of $30,000 per month, the note bears interest at the London Inter-Bank Offering Rate ("LIBOR") plus the applicable LIBOR Rate Additional Percentage ("LIBOR Rate Option"). The LIBOR Rate Option ranged from 0.85% to 2.15% depending on the Company achieving certain funded debt to EBITDA ratios. At June 30, 1998 the applicable interest rate was 6.7%. At June 30, 1998, approximately $3.1 million was outstanding on the loan.

         In May 1995, the Company entered into an interest rate swap agreement whereby the variable interest rate of the Mortgage Loan was effectively converted into debt with a fixed rate of 9.05% per annum. Amounts to be paid or received under the interest rate swap agreement are recognized as interest income or expense in the periods in which they accrue and are recorded in the same category as that arising from the Mortgage Loan. This agreement expires on November 30, 1999. The effect of the interest rate swap agreement on interest expense was not material in the quarters ended June 30, 1997 and 1998.

         In addition to the Mortgage Loan, the Company has entered into a revolving loan agreement with NationsBank with a maximum available balance not to exceed $1,000,000. Amounts to be paid include interest only on the unpaid principal sum, payable monthly, and unless paid sooner, the unpaid principal sum, together with unpaid accrued interest payable in full on May 31, 1998. The note bears interest at the same rate as the Mortgage Loan. The Company has also agreed to pay a quarterly commitment fee equaling 0.25% of the average unused portion of the revolving bank loan. At June 30, 1998, no amounts were outstanding under the facility. This line of credit expires in May 1999.

         The various agreements with NationsBank are cross collateralized and are secured by a deed of trust on one of the Corporation's facilities in Rockville, Maryland. The agreements require the Corporation to meet certain financial and restrictive covenants, including maintaining certain tangible net worth levels and funded debt to equity ratios.

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

         At June 30, 1998, the Corporation had commitments to spend approximately $253,000 for computer systems, software and integration related to the development of new information and telecommunication systems, approximately $577,000 for building and leasehold improvement costs, and approximately $97,000 for laboratory equipment.

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

YEAR 2000

         An issue affecting the Corporation and most other corporations is whether computer systems will recognize and process dates beginning with the year 2000. If not corrected, many computer applications could fail or create erroneous results. The Corporation is currently in the process of evaluating its computer software, hardware and other equipment incorporating computer applications to determine whether or not modifications or contingency plans will be required to avoid problems related to the year 2000. The Corporation has formed a task force to coordinate its year 2000 assessment. The Corporation's successful avoidance of year 2000 problems will depend in part on the year 2000 efforts undertaken by its vendors and other entities with which the Corporation interacts. In addition to evaluating the Corporation's internal systems for potential year 2000 issues, the task force is taking steps to determine the status of these other entities' year 2000 compliance. At this time, the Corporation has not yet determined the cost of evaluating its year 2000 issues or of making any necessary modifications or contingency plans, but, based on the information it currently has, the incremental costs are not presently expected to materially adversely affect the Corporation's financial condition.

                          PART II -- OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           None

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           As of June 30, 1998 the Corporation had used approximately $3.2 million of the net proceeds from the Corporation's initial public offering toward debt repayment and purchases of laboratory equipment and information systems hardware and software.

           At June 30, 1998, approximately $26.5 million of the net proceeds of the initial public offering were invested in short-term United States government securities, and the balance was invested in money market funds pending the purchase of additional United States government securities or in other operating accounts of the Corporation.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

           At the Annual Meeting of Shareholders held on May 21, 1998, the shareholders reelected Messrs. Louttit and Gedale as directors of the Corporation to terms expiring in 2001, and ratified the appointment of PricewaterhouseCoopers LLP (formerly Price Waterhouse LLP) as the Corporation's auditors.

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

Dated:    August 14, 1998

                                           BioReliance Corporation
                                                  (Registrant)

                                           By __________________________________

                                           Capers W. McDonald
                                           President and Chief Executive Officer

                                           By __________________________________

                                           Michael R.N. Thomas
                                           Vice President,
                                           Chief Financial Officer and Treasurer
                                            (Principal Financial and
                                             Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.             DESCRIPTION

10.32 BioReliance Corporation 1997 Incentive Stock Plan (As Adopted May 28, 1997 and Amended and Restated September 24, 1997 and May 21, 1998)