Form 10-Q
period 1998-09-30
BIORELIANCE CORP
filed 1998-11-16
CIK 1036629

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________  to ______________

                        Commission File Number  0-22879

                            BIORELIANCE CORPORATION
           (Exact name of the registrant as specified in its charter)

                Delaware                                      52-1541583
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

         14920 Broschart Road
         Rockville, Maryland                                       20850
(Address of principal executive offices)                         (Zip code)

               Registrants telephone number, including area code:
                                (301)  738-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X       NO
     ____           ____

As of October 31, 1998, 7,818,466 shares of registrants Common Stock, par value $.01 per share, were outstanding.

                            BIORELIANCE CORPORATION

                               TABLE OF CONTENTS

                                                                        Page
                                                                       Number

PART I  FINANCIAL INFORMATION

Item 1  -  Financial Statements:

        Consolidated Balance Sheets as of December 31, 1997 and

        September 30, 1998..............................................   3

        Consolidated Statements of Income for the Three Months and
        Nine Months Ended September 30, 1997 and 1998...................   4

        Consolidated Statements of Cash Flows for the Nine Months

        Ended September 30, 1997 and 1998...............................   5

        Notes to Consolidated Financial Statements......................   6

Item 2  -  Managements Discussion and Analysis of Financial

        Condition and Results of Operations.............................  11

PART II OTHER   INFORMATION.............................................  18

SIGNATURES..............................................................  19

EXHIBIT INDEX...........................................................  20

                        PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

                            BIORELIANCE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                                            September 30,
                                                                                         December 31,           1998
                                                                                             1997            (Unaudited)
                                                                                       ---------------     ---------------
                                     Assets
Current assets:
       Cash and cash equivalents................................................      $       6,227          $     11,049
       Marketable securities....................................................             27,554                17,877
       Accounts receivable, net.................................................             15,923                21,757
       Other current assets.....................................................              1,827                 1,814
                                                                                        ------------           -----------
                           Total current assets.................................             51,531                52,497
Property and equipment, net.....................................................             15,601                24,206
Intangible assets, net..........................................................                256                   159
Deposits and other assets.......................................................                286                   313
Deferred income taxes...........................................................                977                 1,019
                                                                                        ------------           -----------

                           Total assets.........................................      $      68,651          $     78,194
                                                                                        ============           ===========

                      Liabilities and Stockholders' Equity
Current liabilities:
       Current portion of long-term debt........................................      $       1,574          $      1,543
       Accounts payable.........................................................              1,811                 1,528
       Accrued employee compensation and benefits...............................              2,829                 2,674
       Other accrued liabilities................................................              2,302                 1,524
       Customer advances........................................................              3,635                 3,367
       Deferred income taxes....................................................              1,271                 2,337
                                                                                        ------------           -----------
                           Total current liabilities............................             13,422                12,973
Long-term debt..................................................................              5,434                11,292
                                                                                        ------------
                                                                                                               -----------
                           Total liabilities....................................             18,856                24,265
                                                                                        ------------           -----------

Commitments and contingencies (Note 8)

Stockholders' equity:
       Convertible preferred stock, $.01  par value:  6,900,000 shares
          authorized; no shares issued and outstanding..........................                ---                   ---
       Common stock, $.01 par value:  15,000,000 shares authorized;
         7,685,208 and 7,817,073 shares issued and outstanding..................                 77                    78
       Additional paid-in capital...............................................             52,457                52,577
       Retained earnings/(accumulated deficit)..................................             (2,145)                1,306
       Equity adjustment from foreign currency translation......................               (594)                  (32)
                                                                                        ------------           -----------
                           Total stockholders' equity...........................             49,795                53,929
                                                                                        ------------           -----------

                           Total liabilities and stockholders' equity...........      $      68,651          $     78,194
                                                                                        ============           ===========




  The accompanying notes are an integral part of these consolidated financial statements.

                            BIORELIANCE CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                              Three Months Ended                     Nine Months Ended
                                                                 September 30,                          September 30,
                                                         ----------------------------            ----------------------------
                                                            1997              1998                  1997              1998
                                                         ----------        ----------            ----------        ----------
Revenue..............................................  $    11,696       $    12,977           $    36,060       $    37,625
                                                         ----------        ----------            ----------        ----------
Expenses:
           Cost of sales.............................        7,294             8,085                22,321            21,842
           Selling, general and administrative.......        2,374             2,927                 7,703             9,631
           Research and development..................          347               312                   973             1,045
                                                         ----------        ----------            ----------        ----------
                                                            10,015            11,324                30,997            32,518
                                                         ----------        ----------            ----------        ----------
Income from operations...............................        1,681             1,653                 5,063             5,107
                                                         ----------        ----------            ----------        ----------
Other income (expense):
           Interest income...........................          312               436                   432             1,356
           Interest expense..........................         (175)             (149)                 (623)             (381)
           Other income (expense)....................           (6)             (138)                    5              (409)
                                                         ----------        ----------            ----------        ----------
                                                               131               149                  (186)              566
                                                         ----------        ----------            ----------        ----------
Income before income taxes...........................        1,812             1,802                 4,877             5,673
Provision for income taxes...........................          761               675                 2,048             2,222
                                                         ----------        ----------            ----------        ----------
Net income...........................................  $     1,051       $     1,127           $     2,829       $     3,451
                                                         ==========        ==========            ==========        ==========
Net income per share:

           Basic.....................................  $      0.20       $      0.14           $      1.33       $      0.44
                                                         ==========        ==========            ==========        ==========

           Diluted...................................  $      0.14       $      0.14           $      0.44       $      0.42
                                                         ==========        ==========            ==========        ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                            BIORELIANCE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                      ------------------------------
                                                                                           1997             1998
                                                                                      -----------         ----------
Cash flows from operating activities:
  Net income.....................................................................   $      2,829        $     3,451
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
      Depreciation...............................................................          2,238              2,436
      Amortization of intangibles................................................             95                162
      Amortization of bond premiums and discounts................................            ---               (115)
      Loss on disposal of fixed assets...........................................            163                 24
      Deferred income taxes, net.................................................          1,756              1,024
      Changes in current assets and liabilities:
          Accounts receivable, net...............................................         (4,859)            (5,858)
          Other current assets...................................................           (319)               118
          Accounts payable.......................................................           (108)              (290)
          Accrued employee compensation and benefits.............................            645               (158)
          Other accrued liabilities..............................................            686               (782)
          Customer advances......................................................          1,641               (462)
      Deposits and other assets..................................................            367                (63)
                                                                                      -----------         ----------
               Net cash provided by (used in) operating activities...............          5,134               (513)
                                                                                      -----------         ----------
Cash flows from investing activities:
    Purchases of marketable securities...........................................        (23,421)           (28,358)
    Proceeds from the maturities of marketable securities........................            ---             38,150
    Purchases of property and equipment..........................................         (2,710)            (3,880)
                                                                                      -----------         ----------
               Net cash provided by (used in) investing activities...............        (26,131)             5,912
                                                                                      -----------         ----------
Cash flows from financing activities:
     Net proceeds from initial public offering ..................................         32,464                ---
     Proceeds from exercise of stock options.....................................            101                260
     Proceeds from debt..........................................................            ---                ---
     Payments on debt............................................................           (581)              (675)
     Repayment of note payable to stockholder....................................         (1,900)               ---
     Payments on capital lease obligations.......................................           (667)              (493)
     Repurchase and cancellation of treasury stock...............................            ---               (139)
                                                                                      -----------         ----------
               Net cash provided by (used in) financing activities...............         29,417             (1,047)
                                                                                      -----------         ----------
Effect of exchange rate changes on cash and cash equivalents.....................           (504)               470
                                                                                      -----------         ----------
Net increase in cash and cash equivalents........................................          7,916              4,822
Cash and cash equivalents, beginning of period...................................          2,965              6,227
                                                                                      -----------         ----------
Cash and cash equivalents, end of period.........................................   $     10,881        $    11,049
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

(2)  Interim Financial Statements Presentation

    The accompanying interim financial statements are unaudited and have been prepared by the Corporation pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore these consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Corporation's Annual Report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements for the three-month and nine-month periods ended September 30, 1997 and 1998 include all normal and recurring adjustments which are necessary for a fair presentation of the results of the interim period. The results of operations for the three-month and nine-month periods ended September 30, 1997 and 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998.

(3)  Revenue Recognition

    Revenue recognized from commercial contracts, which are principally fixed-price or fixed-rate, is recorded using the percentage-of-completion over time or the completed-contract method, depending on the nature and duration of the contract. The percentage-of-completion over time method is used for nonclinical testing services that are completed generally in greater than three days and for manufacturing contracts that do not provide for delivery of product. The completed-contract method is used for nonclinical testing services that are completed generally within three days and for contract manufacturing services that provide for delivery of product. The percentage-of-completion over time is determined using total project costs as a cost input measure over the estimated term of the project. Revenue recognized from government contracts, which are principally cost-plus-fixed-fee, is recognized in an amount equal to reimbursable costs plus a pro-rata portion of the earned fee. Losses, if any, are provided for at the time at which they become known.

(4) Foreign Currency Translation

    The accounts of foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at period-end exchange rates, and income and expense accounts are translated at average monthly exchange rates. Net gains and losses resulting from such translations are included in comprehensive income and are accumulated in a separate component of stockholders equity.

(5)  Net Income Per Share

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This statement replaces the presentation of primary earnings per share (EPS) with a presentation of basic EPS, and requires dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Dilutive securities are excluded from the computation in periods in which they have an anti-dilutive effect, and net income available to common stockholders is adjusted accordingly for the effect of cumulative dividends on Convertible Preferred Stock. The Corporation adopted this statement during the fourth quarter of 1997, as required. Accordingly, all prior period EPS data has been restated as required by SFAS 128.

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

    The following is a reconciliation between net income and net income available to common stockholders used in the numerator for basic EPS for the three and nine months ended September 30:

                                               Three Months Ended      Nine Months
                                                  September 30,     Ended September 30,
                                                1997       1998       1997       1998
                                                ----       ----       ----       ----
                                                            (In thousands)
Net income                                     $1,051     $1,127     $2,829     $3,451
Assumed dividends paid to preferred
stockholders                                      ---        ---         70        ---
                                               ------     ------     ------     ------
Net income available to common
stockholders                                   $1,051     $1,127     $2,899     $3,451
                                               ======     ======     ======     ======

    The following is a reconciliation between net income available to common stockholders and net income available per common and common equivalent stockholders used in the numerator for diluted EPS for the three and nine months ended September 30:

                                            Three Months         Nine Months
                                               Ended                Ended
                                           September 30,        September 30,
                                          1997       1998      1997      1998
                                          ----       ----      ----      ----
                                                     (In thousands)
Net income available to common
stockholders                             $1,051     $1,127    $2,899     $3,451
Assumed dividends paid to preferred
stockholders                                ---        ---       (70)       ---
                                         ------     ------    ------     ------
Net income available to common and
common equivalent stockholders           $1,051     $1,127    $2,829     $3,451
                                         ======     ======    ======     ======


    The following is a reconciliation between the weighted average common stock outstanding denominator used in basic EPS and the weighted average common and common equivalent shares outstanding denominator used in diluted EPS for the three and nine months ended September 30:

                                            Three Months         Nine Months
                                               Ended                Ended
                                           September 30,        September 30,
                                          1997       1998      1997      1998
                                          ----       ----      ----      ----
                                                     (In thousands)
Weighted average common stock
outstanding                              5,358      7,815      2,043     7,782
Preferred stock, as if converted         1,402        ---      3,640       ---
Stock options, as if converted             806        409        794       468
                                         -----      -----      -----     -----
Weighted average common and common
equivalent shares outstanding            7,566      8,224      6,477     8,250
                                         =====      =====      =====     =====

(6)  Initial Public Offering

    On August 1, 1997, the Corporation completed its initial public offering of 2,102,014 shares of its common stock (plus an additional 297,986 shares by a selling stockholder) at an offering price of $15.00 per share. On August 7, 1997, the underwriters exercised an over-allotment option to purchase an additional 315,302 shares. The net proceeds to the Corporation from the public offering and the exercise of the over-allotment option by the underwriters, after deducting the underwriting discounts and commissions and offering expenses
payable by the Corporation, were approximately $32.5 million.   Upon the closing
of the offering, all outstanding shares of the Corporations convertible preferred stock were automatically converted into 4,778,072 shares of common stock.

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

    The Corporation adopted this statement during the first quarter of 1998. Total comprehensive income amounted to $1,678,000 for the quarter ended September 30, 1998 and $924,000 for the quarter ended September 30, 1997. For the nine months ended September 30, 1998 and 1997, total comprehensive income amounted to $4,013,000 and $2,074,000, respectively.

(8) Commitments

    Capital Lease Obligations

    In April 1998, the Corporation entered into certain third-party leasing and subleasing arrangements relating to the construction of new laboratory space. These arrangements require the Corporation to make certain noncancelable lease payments over the next twenty years and to guarantee indebtedness of approximately $4.4 million. The terms of the arrangements require that the leases be accounted for as capital leases. The assets underlying such capitalized leases are included with the Corporations owned property and equipment and are summarized as follows as of September 30, 1998 (in thousands):


               Land                                     $  720
               Construction in progress                  6,035
                                                        ------
               Total assets at cost                      6,755
               Less accumulated depreciation               ---
                                                        ------
               Net assets                               $6,755
                                                        ======

    The future minimum lease payments under the capital lease obligations at September 30, 1998 were as follows (in thousands):

          Year ending December 31:
                1998                                           $     27
                1999                                                459
                2000                                                607
                2001                                                607
                2002                                                607
                Thereafter                                       10,495
                                                                 ------
                Total minimum lease payments                     12,802
                Less amount representing interest                (6,061)
                                                                 ------
                Present value of minimum lease payments           6,741
                Less current portion                                (92)
                                                                 ------
                Long-term portion                                $6,649
                                                                 ======

    The Corporations obligation for future lease payments will increase as additional costs are incurred for the construction of the space. Such additional amounts are estimated to total $364,000 including interest.

    Operating Leases

    In October 1997, the Corporation entered into a lease agreement with a developer to construct a new facility in Rockville, MD. The new facility is being used as the Corporation's headquarters and will provide expanded laboratories and other capacities for operational businesses. The lease requires the Corporation to make certain noncancelable lease payments over the next 15 years. The terms of the agreement require that the lease be accounted for as an operating lease. Future minimum lease payments under the lease are as follows at September 30, 1998 (in thousands):


          Year ending December 31:
                1998                                     $   135
                1999                                         572
                2000                                         672
                2001                                         693
                2002                                         713
                Thereafter                                 9,159
                                                         -------
                Total minimum lease payments             $11,944
                                                         =======

(9)  New Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives Instruments and for Hedging Activities". SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. SFAS No. 133 is effective for years beginning after June 15, 1999, with earlier adoption permitted. The Corporation believes that the effect of adoption of SFAS No. 133 will not be material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Certain statements made in this release are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("the Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe", "anticipate", "expect", "estimate", "project", "will be", "will continue", "will likely result", or similar words or phrases. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by BioReliance with the Securities and Exchange Commission, including in its Prospectus, dated July 28, 1997, and its Forms 10-K and 10-Q, and include, among others, the following: general economic and market conditions; the size and growth of the overall markets for biopharmaceuticals, including the amounts spent on research and development by biotechnology and pharmaceutical companies; changes in government regulations; the size, timing and mix of contracts for the Corporation's products and services; the ability of BioReliance to attract and retain qualified technical and management personnel; seasonal demand for the Corporation's products and services; fluctuations and difficulty in forecasting operating results; the ability of BioReliance to sustain, manage or forecast its growth and utilize its facilities; the loss of significant contracts or customers; business disruptions and other factors referenced in the above reports. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Corporation's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

    Investors should also be aware that while BioReliance does, from time to time, communicate with securities analysts, it is against BioReliance's policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, shareholders should not assume that BioReliance agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, BioReliance has a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of BioReliance.

Results of Operations

Three months ended September 30, 1998 compared with three months ended September 30, 1997

    Revenue was $13.0 million in the three months ended September 30, 1998, an increase of 11% over revenue of $11.7 million in the three months ended September 30, 1997. The increase was attributable to broad gains by most operations throughout the United States and Europe.

    Cost of sales was $8.1 million in the three months ended September 30, 1998, an increase of 11% over cost of sales of $7.3 million in the three months ended September 30, 1997. The increase was primarily due to increased material, facility and other ancillary indirect costs.

    Selling, general and administrative expense was $2.9 million in the three months ended September 30, 1998, an increase of 23% over selling, general and administrative expense of $2.4 million in the three months ended September 30, 1997. This increase was due primarily to investments in information systems, systems development and legal costs.

    Research and development expense was $312,000 in the three months ended September 30, 1998, a decrease of 11% over research and development expense of $347,000 in the three months ended September 30, 1997. The decrease primarily was attributable to adjustments in accrued compensation costs.

    Operating income remained constant at $1.7 million in the three months ended September 30, 1998, and in the three months ended September 30, 1997. This resulted from higher gross profit in the three months ended September 30, 1998 being offset by similarly higher operating expenses.

    The Corporation earned net interest income and other expense of $149,000 in the three months ended September 30, 1998, compared to net interest income and other expense of $131,000 in the three months ended September 30, 1997. The small improvement was due primarily to the net of higher interest income as offset by higher levels of other corporate expenses.

    The provision for income taxes was $675,000 in the three months ended September 30, 1998, compared to a provision of $761,000 in the three months ended September 30, 1997. The effective tax rate was 37% for the three months ended September 30, 1998 and 42% for the three months ended September 30, 1997. The tax rate declined primarily due to the implementation of certain tax strategies in Europe.

    Net income was $1.1 million in the three months ended September 30, 1998, and in the three months ended September 30, 1997. No material variances arose.

Nine months ended September 30, 1998 compared with nine months ended September 30, 1997

    Revenue was $37.6 million in the nine months ended September 30, 1998, an increase of 4% over revenue of $36.1 million in the nine months ended September 30, 1997. The increase was attributable to the strength of the BioSafety Testing business in the United States offset primarily by volume declines in German manufacturing and BioTrials revenue.

    Cost of sales was $21.8 million in the nine months ended September 30, 1998, a decrease of 2% over cost of sales of $22.3 million in the nine months ended September 30, 1997. The decrease was attributable primarily to volume mix variances in favor of higher margin business. Costs of approximately $0.46 million, previously included in selling, general and administrative expense for the six months ended June 30, 1998, have been reclassified to Cost of Sales for comparative purposes.

    Selling, general and administrative expense was $9.6 million in the nine months ended September 30, 1998, an increase of 25% over selling, general and administrative expense of $7.7 million in the nine months ended September 30, 1997. This increase was due to investment in information systems, systems development, European infrastructure and the costs of being a public company.

    Research and development expense remained fairly constant at $1.0 million in the nine months ended September 30, 1998, and in the nine months ended September 30, 1997. No material variances arose.

    Operating income was $5.1 million in the nine months ended September 30, 1998, and in the nine months ended September 30, 1997. Higher gross profit in the nine months ended September 30, 1998 was offset by similarly higher selling, general and administrative expense.

    The Corporation earned net interest and other expense of $566,000 in the nine months ended September 30, 1998, compared to net interest and other expense of $186,000 in the nine months ended September 30, 1997. The improvement was due primarily to interest earned on cash investments net of a higher level of other corporate expenses.

    The provision for income taxes was $2.2 million in the nine months ended September 30, 1998, compared to a provision of $2.0 million in the nine months ended September 30, 1997. The effective tax rate was 39% for the nine months ended September 30, 1998 and 42% for the nine months ended September 30, 1997. The tax rate declined primarily due to the decreased incidence of high rate Germany taxes occasioned by both lower pretax income and the implementation of certain tax strategies in Europe.

    Net income was $3.5 million in the nine months ended September 30, 1998, an increase of 22% over net income of $2.8 million in the nine months ended September 30, 1997. The improvement primarily was due to higher interest income.

Liquidity and Capital Resources

        At September 30, 1998, the Corporation had cash, cash equivalents and marketable securities of $28.9 million, compared to cash, cash equivalents and marketable securities of $33.8 million at December 31, 1997.

    The Corporation used cash flows in operations of $513,000 in the nine months ended September 30, 1998, compared to a generation of $5.1 million in the nine months ended September 30, 1997. Net income, as adjusted for depreciation and amortization, loss on disposal of fixed assets, and deferred income taxes, provided $7.0 million and $7.1 million in the nine months ended September 30, 1998 and 1997, respectively. The decrease in adjusted net income was due primarily to a decrease in the deferred income tax provision for the nine months ended September 30, 1998 which more than offset an increase in net income for the nine months ended September 30, 1998 compared to the same period in 1997. Changes in current assets and liabilities used cash of $7.4 million and $2.3 million in the nine months ended September 30, 1998 and 1997, respectively.

    Working capital increased to $39.5 million at September 30, 1998, compared to $38.1 million at December 31, 1997. The net increase in working capital primarily was due to a reduction in payment of accounts payable and other current liabilities and an increase in accounts receivable. Such items are offset by a decrease in marketable securities and an increase in the current deferred tax liability.

    The Corporation spent $3.9 million for capital expenditures for the nine months ended September 30, 1998, compared to $2.7 million for the nine months ended September 30, 1997. The increase in capital expenditures reflects the Corporation's investment in information systems and expansion of the Corporation's laboratory facilities and related equipment, and equipping and furnishing of the Corporation's new headquarters building.

    In October 1997, the Corporation entered into a lease agreement with a developer to construct and lease a facility adjacent to one of the Corporation's existing facilities in Rockville, Maryland. The new facility is being used as the Corporation's headquarters to consolidate existing research and development and administrative activities, and will provide expanded laboratory and other capacity for operational businesses. The lease agreement requires the Corporation to make certain noncancelable lease payments totaling approximately $11.9 million over the next 15 years.

    In April 1998, the Corporation entered into certain third-party leasing and subleasing arrangements relating to the construction of the exterior shell of new biomanufacturing space. These arrangements require the Corporation to make certain net noncancelable lease payments totaling approximately $11.8 million over the next twenty years and to guarantee indebtedness of approximately $4.4 million. In addition, the Corporation intends to incur approximately $20.0 million over the next 12-18 months in leasehold improvements and laboratory equipment relating to the new laboratory. The terms of the arrangements require that the leases be accounted for as capital leases. The assets underlying such capitalized leases are included with the Corporation's owned property and equipment as of September 30, 1998. Property and equipment at September 30, 1998 includes approximately $6.8 million related to such leases. The related obligation is included in the Corporation's liabilities at September 30, 1998.

    The Corporation financed the acquisition of BIOMEVA in July 1996 and obtained additional funds for working capital and expansion of its business through a promissory note with NationsBank, N.A. ("NationsBank") in the amount of $1.8 million and a subordinated note from Sidney R. Knafel, the Corporation's largest stockholder, in the amount of $1.9 million, which was repaid on March 28, 1997. The NationsBank promissory note has a maturity date of June 30, 1999, requires monthly principal payments of $30,000, and at September 30, 1998,
approximately $1.0 million was outstanding on the note.   The note bears
interest at the same rate as the Mortgage Loan.   At September 30, 1998, the
interest rate was 6.4%.

    In December 1994, the Corporation's existing loan agreement with NationsBank was modified to provide term loan financing in the amount of $4,300,000 with a maturity date of November 30, 1999 (the "Mortgage Loan"). In October 1997 and on April 1, 1998, the Mortgage Loan was modified and restated to release the foreign subsidiaries from joint and several liability, to include all the U.S. subsidiaries as joint and several makers, to release the liens created by the first security interest in all of its tangible and intangible assets, and to modify the interest rate terms. The Mortgage Loan is secured by a deed of trust on one of the Corporation's facilities in Rockville, Maryland. In addition to a principal payment of $30,000 per month, the note bears interest at the London Inter-Bank Offering Rate ("LIBOR") plus the applicable LIBOR Rate Additional Percentage ("LIBOR Rate Option"). The LIBOR Rate Option ranged from 0.85% to 2.15% depending on the Corporation achieving certain funded debt to EBITDA ratios. At September 30, 1998 the applicable interest rate was 6.4%. At September 30, 1998, approximately $2.6 million was outstanding on the loan.

    In May 1995, the Corporation entered into an interest rate swap agreement whereby the variable interest rate of the Mortgage Loan was effectively converted into debt with a fixed rate of 9.05% per annum. Amounts to be paid or received under the interest rate swap agreement are recognized as interest income or expense in the periods in which they accrue and are recorded in the same category as that arising from the Mortgage Loan. This agreement expires on November 30, 1999. The effect of the interest rate swap agreement on interest expense was not material in the quarters ended September 30, 1997 and 1998.

    In addition to the Mortgage Loan, the Corporation has entered into a revolving loan agreement with NationsBank with a maximum available balance not to exceed $1,000,000. Amounts to be paid include interest only on the unpaid principal sum, payable monthly, and unless paid sooner, the unpaid principal sum, together with unpaid accrued interest payable in full on May 31, 1998.
The note bears interest at the same rate as the Mortgage Loan.   The Corporation
has also agreed to pay a quarterly commitment fee equaling 0.25% of the average
unused portion of the revolving bank loan.   At September 30, 1998, no amounts
were outstanding under the facility.  This line of credit expires in May 1999.

    The various agreements with NationsBank are cross collateralized and are secured by a deed of trust on one of the Corporation's facilities in Rockville, Maryland. The agreements require the Corporation to meet certain financial and restrictive covenants, including maintaining certain tangible net worth levels and funded debt to equity ratios.

    At September 30, 1998, the Corporation had commitments to spend approximately $200,000 for computer systems, software and integration related to the development of new information and telecommunication systems, approximately $100,000 for furniture and building fixtures, and approximately $275,000 for laboratory equipment.

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

Foreign Currency

    The accounts of foreign subsidiaries are measured using local currency as
the functional currency.   Assets and liabilities of these subsidiaries are
translated into U.S. dollars at period-end exchange rates, and income and
expense accounts are translated at average monthly exchange rates.   Net gains
and losses resulting from such translations are included in comprehensive income and are accumulated in a separate component of stockholder's equity.

Year 2000

     The Corporation uses a significant number of information technology ("IT") and non-IT computer systems in its operations. The IT systems include the Corporation's accounting systems, its office and administrative systems, its communications systems and its other corporate systems. The non-IT systems include embedded microprocessors that control laboratory equipment and facilities equipment.

    The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Corporation's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

    The Corporation has established a task force to address the year 2000 issue. The task force has implemented a three-phase approach. The first phase, which is substantially complete, consists of an inventory of all IT and non-IT systems. The Corporation is actively involved in the second phase, which consists of setting priorities and developing a test plan. The Corporation anticipates that the second phase will be completed by the end of the first quarter of 1999. The third phase, which overlaps with the second phase, will include testing and remediation and will commence during the fourth quarter of 1998.

    The Corporation depends on various suppliers to continue its operations. The Corporation is working with its suppliers to determine whether they and their products are or will be year 2000 compliant. The Corporation has received compliance certifications from some suppliers, and is following up with the other suppliers to obtain such certificates. However, the Corporation does not control its suppliers, the Corporation cannot fully audit their year 2000 compliance, and for some suppliers the Corporation may have no feasible alternative supplier available. The failure of such suppliers to remediate year 2000 problems in a timely manner could have a material adverse effect on the Corporation.

    The Corporation has not completed its analysis of its most reasonably likely worst case year 2000 scenarios. The Corporation's task force intends to investigate these scenarios and, throughout 1998 and 1999, to develop contingency plans to reduce or avoid harm to the Corporation's business and operations.

    The Corporation's historical costs for remediation are not material and the Corporation does not anticipate that its future remediation costs will be material. The Corporation does expect to have to replace certain application software to be year 2000 compliant. Estimates of these costs are very preliminary, but could be as much as $.5 million. The Corporation has not delayed any material projects as a result of the year 2000 problem.

    The Corporation's plans to complete the year 2000 modifications are based on management's best estimates, which were derived utilizing assumptions of future events including the continued availability of certain resources, and other factors. Estimates on the status of completion and the expected completion dates are based on costs incurred to date compared to total expected costs. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Failure by the Corporation or its suppliers to complete year 2000 remediation in a timely manner could have a material adverse effect on the Corporation. Specific factors that might cause such material differences include, but are not limited to, the cooperation of third party suppliers, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities and Use of Proceeds

        As of September 30, 1998 the Corporation had used approximately $5.2 million of the net proceeds from the Corporation's initial public offering toward debt repayment and purchases of laboratory equipment, information systems hardware and software, and interior construction and furnishings of the Corporation's new facility.

        At September 30, 1998, approximately $19.4 million of the net proceeds of the initial public offering were invested in short-term United States government securities, and the balance was invested in money market funds pending the purchase of additional United States government securities or in other operating accounts of the Corporation.

Item 3. Defaults upon Senior Securities

        None

Item 4. Submission of Matters to Vote of Security Holders

        None

Item 5. Other Information

        Patrick J. Spratt will join the Corporation as Vice President, Chief Financial Officer and Treasurer on November 30, 1998. Mr. Spratt will replace Michael Thomas, who is leaving BioReliance to pursue other activities in financial management.

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

Dated:   November 16, 1998

                                   BioReliance Corporation
                                           (Registrant)

                                   By _________________

                                   Capers W. McDonald
                                   President and Chief Executive Officer

                                   By _________________

                                   Michael R.N. Thomas
                                   Vice President, Chief Financial Officer and
                                   Treasurer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.     DESCRIPTION

10.33 Employment Agreement with attachment thereto by and between BioReliance Corporation and Michael R.N. Thomas dated October 1, 1998