Form 10-K405
period 1998-12-31
BIORELIANCE CORP
filed 1999-03-31
CIK 1036629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                        OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                         Commission File Number: 0-22879

                             BIORELIANCE CORPORATION

             (Exact name of registrant as specified in its charter)


                    DELAWARE                              52-1541583
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)               Identification Number)

            14920 BROSCHART ROAD
            ROCKVILLE, MARYLAND                             20850
       (Address of principal office)                     (zip code)


           (Registrant's Telephone Number, Including Area Code): (301) 738-1000

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $0.01 PAR VALUE
                                (Title of class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ----

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---

       The aggregate market value of the voting stock held by nonaffiliates of the registrant (based on the closing price of such stock as reported on March 1, 1999 on the Nasdaq National Market) was approximately $24,652,843. There were 7,835,104 shares of common stock, $0.01 par value per share, outstanding as of March 1, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE:

       Portions of the registrant's definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Report.


                                TABLE OF CONTENTS

ITEM                                                                              PAGE

                                     PART I

Item 1.       Business..........................................................    4
Item 2.       Properties........................................................   12
Item 3.       Legal Proceedings.................................................   12
Item 4.       Submission of Matters to a Vote of Security Holders...............   13
              Executive Officers of the Registrant..............................   13

                                     PART II

Item 5.       Market for the Registrant's Common Equity and Related Stockholder
                 Matters........................................................   16
Item 6.       Selected Financial Data...........................................   17
Item 7.       Management's Discussion and Analysis of Financial Condition and
                 Results of Operations..........................................   18
              Risk Factors......................................................   28
Item 7A.      Quantitative and Qualitative Disclosures about Market Risk........   33
Item 8.       Financial Statements and Supplementary Data.......................   34
Item 9.       Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure.......................................   34

                                    PART III

Item 10.      Directors and  Executive Officers of the Registrant...............   35
Item 11.      Executive Compensation............................................   35
Item 12.      Security Ownership of Certain Beneficial Owners and Management....   35
Item 13.      Certain Relationships and Related Transactions....................   35

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K..   36


                                     PART I

ITEM 1.     BUSINESS

OVERVIEW

       BioReliance Corporation ("BioReliance" or the "Corporation") is a leading contract service organization ("CSO") that provides testing, development and manufacturing services for biologics and other biomedical products to biotechnology and pharmaceutical companies worldwide. Through its testing and development business, the Corporation evaluates products to ensure that they are free of disease-causing agents or do not cause adverse effects, characterizes products' chemical structures, develops formulations for long-term stability, and validates purification processes under regulatory guidelines. In its manufacturing business, BioReliance develops unique production processes and manufactures biologics on behalf of clients both for use in clinical trials and for the worldwide commercial market.

       The Corporation was founded in 1947 as Microbiological Associates, Inc. It reincorporated in Delaware and changed its name to BioReliance in connection with the initial public offering of its stock in 1997.

CSO INDUSTRY OVERVIEW

       The CSO industry provides outsourced product development and licensed product support services on a contract basis to pharmaceutical and biotechnology companies. The CSO industry has evolved from providing primarily preclinical services in the 1970s to a full service industry today consisting of many small, limited-service providers and a handful of larger companies in four broad service sectors: (i) nonclinical laboratory testing focused on product characterization and identification of potential contaminants; (ii) animal-based toxicology studies; (iii) contract manufacturing for clinical trials and commercial purposes; and (iv) human clinical trials management. BioReliance provides services in the first three of these categories, primarily for biologics and other biomedical products.

BIOLOGICS DEVELOPMENT PROCESS

       Under the regulatory system of the United States, the product cycle for new pharmaceuticals can be divided into three distinct stages: preclinical development, clinical development and licensed product. The preclinical development stage involves the discovery, characterization, product formulation and biological trials necessary to prepare an Investigational New Drug ("IND") exemption application for submission to the FDA. The IND must be acceptable to the FDA before either a biologic or chemical drug can be tested in humans. The second, or clinical stage, of development follows a successful IND submission and involves the activities necessary to demonstrate the safety, tolerability, efficacy and dosage of the active substance in humans, as well as the ability to manufacture the substance in accordance with the FDA's Good Manufacturing Practices ("GMP") regulations. For biologics, data from these activities are compiled in a Product License Application or, if a specified biologic, in a Biologic License Application, and submitted to the Center for Biologics Evaluation and Research (CBER) of the FDA requesting approval to market the product. The third stage, or licensed product (approved product or commercial product) stage, follows FDA approval of the Product License Application or Biologics License Application, and involves the manufacture, distribution and clinical monitoring of the product. The licensed product stage, during which the biologic can be marketed as a product, also involves the development and regulatory approval of product modifications and line extensions of the original product.

SERVICES

       BioReliance provides two broad types of contract services, testing and development services and manufacturing services, each of which spans the product cycle from early preclinical development through licensed production. The only significant CSO services not provided by BioReliance are chronic toxicology studies and human clinical trials management.

       Compared to CSOs specializing in human clinical trials management, BioReliance's involvement with clients begins at a much earlier stage of product development, most often well before any clinical trials are initiated. In the Corporation's experience, preclinical services lead to increased business for later stage services, including manufacturing, by providing an entry at the earliest stage of product development. The Corporation provides these services to clients at every stage of product development and manufacture, including in-process and final testing of licensed biologics.

TESTING AND DEVELOPMENT SERVICES

       BioReliance provides a broad range of testing and development services. Testing services represent the more mature parts of its business, while development services are a more recent outgrowth of the core testing business.

Testing Services

       The Corporation's testing services include assessments of cell banks used to manufacture biologics, validation of purification processes for clearance of adventitious agents such as viruses, and testing of in-process and final products. The Corporation pioneered biologics testing during the development of the first products, including Genentech's Activase(R) and Ortho Pharmaceutical's Orthoclone OKT(R)3, in the early 1980s. The Corporation believes that it has a major share of the current outsourced international market for these services and intends to increase its market share in this rapidly expanding field.

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

In-Process and Final Product Testing. The Corporation tests the biologic during intermediate states of manufacture (i.e., before purification) and as a final purified product. Each production lot must be tested for the presence of specified biological agents both before and after the purification process. In addition, the Corporation tests the final purified (and vialed) product on a lot-by-lot basis to detect the presence of microbial and other agents. This FDA-required testing currently must be compliant with Good Laboratory Practices ("GLPs"). The Corporation, however, as a leader in ensuring the quality of biologics, holds itself to the more stringent GMP requirements in its lot release testing, which are the same requirements that must be met in manufacturing processes. Tests are performed on each lot of a manufactured product throughout its clinical development and commercial marketing.

            For over twenty years, BioReliance has provided both in vitro and in vivo testing services to assess the genetic safety of pharmaceutical and chemical products. With the advent of biotechnology, BioReliance has developed specialized assays to assess the safety of a variety of biologic products, from genetically engineered proteins to DNA plasmids used in gene therapy clinical trials. The Corporation believes that the greatest future growth in in vivo services will come from the application of molecular biological techniques.

In Vitro Studies. BioReliance conducts a wide array of preclinical biological trials employing primarily in vitro ("test tube") approaches to assess toxicological effects of biologics and other substances. These studies include genetic safety assays for the detection of gene mutations, chromosome damage, primary DNA damage and cell transformation. The Corporation is well positioned to provide these services with its experienced scientific staff and state-of-the-art laboratory facilities. BioReliance custom designs its testing batteries and GLP compliant protocols to comply with international guidelines. An additional in vitro service provided by the Corporation is the detection of infectious agents, primarily viral, in laboratory animals used for research purposes by clients worldwide.

In Vivo and Molecular Studies. BioReliance currently offers several types of short-term in vivo ("animal") studies, primarily designed to refine dose levels during the preclinical stage of product development. Many of these studies are designed to provide mechanistic data enabling earlier prediction of the carcinogenic potential of a drug or chemical.

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

Development Services

       In 1995, the Corporation expanded its capabilities to better characterize biologics in anticipation of new FDA regulations and guidelines. These regulations, published in 1996, permit the development and manufacturing processes for well-characterized biologics to be streamlined. This expansion into development services was an outgrowth of the Corporation's testing business. Development services include the analytical services and validation services described below.

Product Characterization and Methods Validation. These services focus on protein characterization to show that a molecule's structure meets predefined criteria for identity, purity, concentration and molecular weight. The Corporation routinely uses methods based on SDS PAGE, isoelectric focusing, N-terminal sequencing, high performance liquid chromatography (HPLC), peptide mapping, amino acid analysis, LC-electrospray mass spectrometry (LC-MS), and matrix assisted laser desorption/ionization time-of-flight (MALDI-TOF) mass spectrometry for clients in a GMP environment.

       Each biologic product presents a unique set of analytical challenges. The size, shape and internal structure of the molecule determine the methods employed to fully characterize it in a manner suitable for regulatory submission. Generally, several different methods are required to fully characterize a biologic molecule. For a product license submission, it also is necessary to develop and rigorously validate each analytical method.

Formulation Development, Product Stability and Consistency Testing. The Corporation's development services include the full spectrum of formulation development, stability testing and consistency testing services. Biologics are extremely sensitive to their immediate environment, and a suitable, stable formulation must be developed so that the product can be administered in active form to patients. The structural uniqueness of each product demands its own formulation -- a poor formulation can reduce therapeutic effect during clinical trials. The formulation also plays a key role in the stability of the product. Typically, several candidate formulations are developed and the relative product stability is compared for each formulation over an extended period of time (usually months to years) under a variety of conditions (temperature, humidity, etc.). The product's stability is measured by the same validated analytical techniques that are used to assess the product's structural integrity on a lot-by-lot basis. The goal is a formulation in which the product remains active through final packaging, inventory storage, distribution to clinical sites and administration to patients. One of the major impacts of a successful formulation will be to extend the shelf-life of a biologic -- an extended shelf-life can have a significantly positive economic impact for the client. Finally, the FDA requires that the product maintain its structural identity and activity from lot-to-lot throughout the product's commercial lifetime.

Purification Process Validation. BioReliance validates client purification processes to determine the capability of the process for clearance (removal or inactivation) of certain biological agents such as viruses, mycoplasma and DNA. The client typically conducts a small-scale version of its purification process at the Corporation's facilities. A biologic product will not be licensed if these studies are not performed. BioReliance has the capacity to perform large studies (for example, studies involving multiple purification steps and simultaneous testing with multiple biological agents), and the Corporation has dedicated laboratory suites for the performance of these studies in the United States and the United Kingdom and has expanded its existing German facilities to include a laboratory.

MANUFACTURING SERVICES

       BioReliance's manufacturing services currently include both viral production and microbial fermentation. The Corporation has been providing services in viral production since 1993 when it formed its Phase I/II manufacturing department in the United States. The rapid progress of gene therapy products into Phase I/II human clinical trials and the emergence of cancer oncolytics have fueled the growth of manufacturing revenue for the Corporation from viral production services from 1993 to present. The Corporation began manufacturing microbial products in 1996 with its acquisition of BIOMEVA GmbH, a contract manufacturer of microbial products located in Heidelberg, Germany. Cell banking and biorepository services are parts of both manufacturing capabilities.

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

Production and Production Development. Generally, biologics are manufactured either by genetically altered mammalian cells (if the molecular structure is complex) or genetically altered microbial cells (if the molecular structure is relatively less complex). BioReliance offers mammalian cell culture services to developers of viral-based products, particularly gene therapies, viral vaccines and cancer oncolytics. In 1988, the Corporation began pioneering assays to support the development of gene therapy products. Building on this early testing capability, in 1993 the Corporation established an independent contract manufacturing service for companies and research institutes developing gene therapies, which it believes was the first of its kind. This expanded manufacturing service drew upon the Corporation's many years of experience in viral testing and small scale manufacturing. BioReliance now has two GMP-compliant viral manufacturing laboratories in Rockville, Maryland and two additional manufacturing laboratories in Stirling, Scotland (U.K.). Combined, these facilities have manufactured more than 100 lots of human clinical trial material for gene therapy clinical trials in the United States, Europe and Japan. The Corporation has specific experience in manufacturing retroviruses, adenoviruses, adeno-associated viruses and cells as tumor vaccines. The early-stage nature of these therapies demands that specific production techniques are developed for each product, much the same as with other biologic products. BioReliance offers these production development services as part of its manufacturing "package" to clients.

       Currently, the most advanced of the Corporation's manufacturing clients are engaged in Phase II clinical trials. However, the Corporation's manufacturing capacities are at the 100 liter per lot size -- more than sufficient for many Phase III viral therapy trials. As more gene therapy and other viral products reach Phase III and the market, and their manufacturing require scales beyond 100 liters, the Corporation plans to construct appropriate facilities according to market demand.

       In 1996, the Corporation expanded its manufacturing capabilities by acquiring BIOMEVA, an established contract manufacturing company located in Heidelberg, Germany. This operation has been serving clients since 1989 and offers GMP-compliant contract fermentation services for recombinant and natural microorganisms, with bioreactor working volumes up to 1,000 liters. These microbial fermentation capabilities allow BioReliance to provide manufacturing services not only to viral vector gene therapy companies, but also to gene therapy companies that are employing "naked" DNA or plasmid DNA as a vector (rather than viruses). Besides manufacturing, the Corporation's German facility offers scale-up and development for production processes and provides analytical testing of proteins and other biologics.

Purification and Purification Development. Both U.S. and German operations provide purification services for production clients. Similar to production services, purification techniques must be developed on a product-by-product basis. BioReliance has developed GMP-compliant chromatographic-based techniques for the large-scale purification of viruses that will be necessary as emerging gene therapy and other viral products progress to Phase III clinical trials.

Final Formulation and Filling. For its viral production clients, BioReliance offers final formulation and filling services. Filling involves dispensing the final purified clinical product into individual containers suitable for shipment to the client for further processing or into formulated, individual dosage forms suitable for administration to individual patients in a human clinical trial. For its microbial-based production clients, the Corporation does not currently offer final filling services.

BACKLOG

       The Corporation does not have a significant backlog, and does not believe that backlog is a meaningful indicator of its future results.

Government Regulation

       The FDA recently introduced new approaches to the regulation of biologics that benefit BioReliance and many of its clients. The FDA has published a list of "specified" biologic products that are eligible for new guidelines reducing the complexity of the licensing process. The list of specified products includes most of the biologics now under development by pharmaceutical and biotechnology companies; namely, therapeutic monoclonal antibodies, therapeutic recombinant DNA (protein) products, synthetic therapeutic peptides of less than 40 amino acids, and synthetic plasmid nucleic acid therapeutics. The FDA recognizes that reliable bioanalytical techniques now are available that enable accurate characterization of these structurally complex products. Specified biologics for which bioanalytical techniques have been developed, validated and accepted by the FDA are often termed "well-characterized" products.

       The FDA will provide other important benefits and exemptions for well-characterized products. Biologics developers now will have more flexibility in engaging independent contract suppliers for each portion of the manufacturing process, so long as they ensure that each contract manufacturer employed meets manufacturing compliance requirements. In addition, the FDA no longer requires an "Establishment License" for a facility designated for the production of a specified product. Until recently, the large-scale facility necessary for licensed production was needed prior to product approval. The new approach enables the use of a smaller, pilot-scale facility owned by the developer or a contract manufacturer for the production of clinical trials materials, including those for pivotal Phase III trials and for licensed products. BioReliance believes that developers of biologics will pursue CSOs that understand these new guidelines and can provide the full range of services to support the proper characterization and documentation for biologics.

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

       To help assure compliance with applicable regulations, BioReliance has established quality assurance units at its facilities that monitor ongoing compliance by auditing test data and regularly inspecting facilities, procedures and other GLP and GMP compliance parameters. In addition, FDA regulations and guidelines serve as a basis for the Corporation's standard operating procedures. Certain of the Corporation's development and testing activities are subject to the Controlled Substances Act, administered by the Drug Enforcement Agency ("DEA"), which regulates strictly all narcotic and habit-forming substances. The Corporation maintains restricted-access facilities and heightened control procedures for projects involving such substances due to the level of security and other controls required by the DEA. In addition to FDA regulations, the Corporation is subject to other federal and state regulations concerning such matters as occupational safety and health and protection of the environment. See "Risk Factors -- Hazardous Materials."

COMPETITION

       The service industry is highly fragmented, with many providers ranging in size from one person consulting firms to full-service global drug development corporations. The Corporation primarily competes with in-house research and development departments of biotechnology and pharmaceutical companies, universities and medical centers, and other CSOs, some of which may possess substantially greater capital, technical and other resources than the Corporation. The Corporation's primary service competitors are different in each of its service areas. For testing and development services, its primary competitors are Covance Laboratories, Inc., SRI International, Inc., Charles River Laboratories, Inc./Tektagen, Inc., Inveresk Research International Ltd., Q-One Biotech Ltd. and Applied Analytical Industries, Inc.; and for manufacturing services, Bio-Intermediair Europe b.v., Molecular Medicine, Inc. and Q-One Biotech Ltd.

       As a result of competitive pressures, the industry has begun to consolidate. This trend is likely to produce increased competition among the larger competitors for both clients and acquisition candidates. In addition, the service industry has attracted the attention of the investment community, which could lead to heightened competition by increasing the availability of financial resources for competitors. Increased competition may lead to price and other forms of competition that may affect the Corporation's margins. The Corporation believes the principal competitive factors in its business are scientific and technological expertise, reputation, regulatory experience, the ability to offer a full range of biologics development services, international presence and price.

INFORMATION SYSTEMS

       Digital information systems are an important component of the Corporation's technological leadership. The Corporation believes that superior information systems are essential to expanding its operations and to providing innovative services to clients, for timely, accurate reporting and to enable clients to monitor their projects better.

       During the last two years, BioReliance has made significant investments in its information systems and personnel, in both the United States and Europe, to maximize its relationships with its clients. Those investments have included state of the art hardware and software that maximize compatibility and integration internally and with the Corporation's clients, and an ORACLE enterprise application suite of modules as the software foundation for its business.

       The FDA has become increasingly sophisticated with respect to information systems and the integrity of all forms of data incorporated into regulatory submissions. Correspondingly, BioReliance strives to be at the forefront of nonclinical testing laboratories in validation of hardware and software systems.

INSURANCE

       BioReliance maintains product liability and professional errors and omissions liability insurance, providing $13 million in coverage on a claims-made basis. In addition, in certain circumstances the Corporation seeks to manage its liability risk through contractual provisions with clients requiring the Corporation to be indemnified by the client or covered by clients' product liability insurance. In addition, in certain types of engagements, the Corporation seeks to limit contractual liability to its clients to the amount of fees received by the Corporation. The contractual arrangements are subject to negotiation with clients and the terms and scope of such indemnification, liability limitation and insurance coverage vary from client to client and from project to project. Although many of the Corporation's clients are large, well-capitalized companies, the financial performance of their indemnities is not secured. Therefore, BioReliance bears the risk that the indemnifying party may not have the financial ability to fulfill its indemnification obligations or that liability would exceed the amount of applicable insurance. In addition, the Corporation could be held liable for errors and omissions in connection with the services it performs. See "Risk Factors -- Potential Liability."

EMPLOYEES

       At December 31, 1998 the Corporation had 433 full-time equivalent employees, of whom 215 were employed in testing and development services and 44 were employed in manufacturing services, with the remainder employed in support roles. The Corporation believes that its relations with its employees are good. None of the Corporation's employees is represented by a collective bargaining agreement.

ITEM 2.     PROPERTIES

       BioReliance's corporate headquarters are located in Rockville, Maryland in a new 51,000 square foot leased facility. In addition to this headquarters building, the Corporation leases three other facilities in Rockville, Maryland, providing approximately 150,000 square feet of operational and administrative space. The Corporation also leases laboratory, manufacturing and administrative facilities of approximately 13,000 square feet in Stirling, Scotland (U.K.), and approximately 14,000 square feet in Heidelberg, Germany. BioReliance maintains sales offices in Boston, Massachusetts; Chicago, Illinois; Los Angeles, California; and European sales offices in Stirling, Scotland (U.K.), and Heidelberg, Germany. See Notes 7 and 13 of Notes to Consolidated Financial Statements for information concerning lease obligations.

       The Corporation is expanding its viral manufacturing capacity with the construction of a 58,000 square foot facility which is scheduled to be available for manufacturing in the fourth quarter of 1999. The Corporation is also expanding its testing facility in Stirling, Scotland (U.K.) with scheduled completion in the second quarter of 1999.

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

       The Corporation was identified by the U.S. Environmental Protection Agency ("EPA") as one of several hundred potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to the Ramp Industries, Inc., site in Denver, Colorado. Although the Corporation believes that it sent only a small quantity of waste to this site, liability under CERCLA can exceed a PRP's pro rata share of cleanup costs. The EPA has incurred approximately $5 million to date to remove wastes from this site and expects to incur approximately an additional $1.3 million to remove the remaining wastes. However, the estimated total cleanup costs have not been determined. A joint settlement proposal was developed in October 1997 and submitted to EPA Region VIII representatives, who have agreed to support the proposal to Senior EPA management and the Department of Justice. There can be no assurance at this time that the joint settlement proposal will be accepted by the Department of Justice. The Corporation believes that the outcome of this matter will not have a material adverse effect on the Corporation's financial position or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There were no matters submitted to a vote of the stockholders of the Corporation during the quarter ended December 31, 1998.

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

NAME                                           AGE                              POSITION
----                                           ---                              --------

Capers W. McDonald............................ 47       President, Chief Executive Officer and Director

Patrick J. Spratt............................. 51       Vice President, Finance and Accounting; Chief Financial
                                                        Officer and Treasurer

Sherry L. Rhodes.............................. 43       Vice President, Administration; General Counsel and
                                                        Secretary

John E. McEntire, Ph.D........................ 52       Vice President, U.S. Testing and Development

Raymond F. Cosgrove, Ph.D......................51       Vice President, European Operations

Michael E. Wiebe, Ph.D.........................56       Vice President, Research and Development; and Chief
                                                        Scientific Officer

Capers W. McDonald joined the Corporation as President and Chief Executive Officer in June 1992 and has been a Director of the Corporation since August 1992. From 1989 to 1992, he served as President of Spectroscopy Imaging Systems Corporation, a joint-venture of Siemens Medical Systems, Inc. and Varian Associates, Inc. in California. Prior to 1989, he held senior management positions with Hewlett-Packard Company in the Analytical Products Group and with HP Genenchem. Mr. McDonald is a co-founder and immediate past Chair of the Maryland Bioscience Alliance, a cooperative business association of over 100 bioscience companies throughout the state, and is a member of the Board of Visitors to the University of Maryland Biotechnology Institute. During 1996, he chaired the Bioscience Industry Growth Sector Committee for the Maryland Department of Business and Economic Development and during 1998 was a Governor-appointed member of their Partnership for Workforce Quality. He received a S.M. in Mechanical Engineering from Massachusetts Institute of Technology and a M.B.A. from Harvard Business School.

Patrick J. Spratt joined the Corporation in November 1998 as Vice President, Chief Financial Officer and Treasurer. From 1973 to 1998, Mr. Spratt held a variety of senior management positions at Digital Equipment Corporation, including Vice President, Investor Relations from 1996 to 1998, Vice President, Business Operations, Computer Systems from 1994 to 1996, and Vice President, Finance, Worldwide Engineering, and Software Business Manager prior to 1994. Mr. Spratt holds a M.B.A. from Boston University.

Sherry L. Rhodes joined the Corporation in December 1997 as Vice President, General Counsel and Secretary. She previously served as Vice President and General Counsel of I-NET, Inc., a network integration company specializing in information technology outsourcing, which was acquired by Wang Laboratories, Inc. in 1996. Before joining I-NET in 1994, she was a partner in the law firm of Reed Smith Shaw & McClay. Ms. Rhodes holds a J.D. from the University of Maryland School of Law and is admitted to the Bar in Maryland and the District of Columbia.

John E. McEntire, Ph.D. joined the Corporation in September 1994 as Vice President of the Biotechnology Group and, since January 1998, has served as Vice President, U.S. Testing and Development. From September 1993 to July 1994, Dr. McEntire served as Director of Business Development for Applied Analytical Industries, Inc., an analytical testing company. From 1988 to 1993, he worked at Tektagen, Inc., a biosafety testing firm, where he became Executive Vice President for Operations in 1992. From 1984 to 1988, he served as Vice President, Operations and New Product Development of IMBIC Corporation, a contract research and development services company, where he developed and patented techniques for production, purification and synthesis of immunotherapeutic agents. Dr. McEntire earned a M.S. in Microbiology and a Ph.D. in Biochemistry from the University of Houston and served as a post-doctoral fellow in cellular immunology at the University of Texas Medical Branch.

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

Michael E. Wiebe, Ph.D. joined the Corporation in August 1998 as Vice President, Research and Development and Chief Scientific Officer. From 1984 to 1998, Dr. Wiebe held senior management positions at Genentech, Inc., including Senior Director, Quality Control from 1996 to 1998, Director, Quality Control from 1990 to 1996 and Associate Director, Medicinal and Analytical Chemistry and Senior Scientist prior to 1990. From 1973 until 1985, he was an Assistant Professor of Microbiology and then an Associate Professor of Microbiology at Cornell University Medical College. Dr. Wiebe was associated with the New York Blood Center from 1980 to 1984 and became Director, Leukocyte Products R&D in 1983. Dr. Wiebe earned a Ph.D. in Microbiology from the University of Kansas and served as a NIH post-doctoral research fellow in molecular virology at Duke University Medical School.

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


  QUARTER ENDED                                HIGH                        LOW
  -------------                                ----                        ---

  December 31, 1998                           $10.50                      $7.00

  September 30, 1998                          $13.06                      $7.75

  June 30, 1998                               $16.38                     $10.75

  March 31, 1998                              $25.00                     $16.00

  December 31, 1997                           $26.00                     $18.13

  September 30, 1997 (beginning July 29)      $26.25                     $17.88

NUMBER OF STOCKHOLDERS

       As of March 1, 1999, there were approximately 249 holders of record of the Corporation's common stock. Based on a review of its nominee account listings, the Corporation estimates that there are approximately 1,300 beneficial owners of the Corporation's common stock.

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

USE OF PROCEEDS - INITIAL PUBLIC OFFERING

       During 1997, the Corporation received $32.2 million net proceeds from the initial public offering. The common stock sold in the initial public offering was registered on registration statement no. 333-25071, which became effective on July 28, 1997. As of December 31, 1998, the Corporation had used approximately $10.6 million of the net proceeds from the Corporation's initial public offering toward debt repayment, purchases of laboratory equipment and information systems hardware and software, and planning for manufacturing expansion.

       At December 31, 1998, $18.3 million of the net proceeds from the initial public offering was invested in short-term United States government securities, and the balance, $3.4 million, was invested in money market funds.

ITEM 6.     SELECTED FINANCIAL DATA

       The selected consolidated financial data set forth below for the five years ended December 31, 1998 has been derived from the Corporation's consolidated financial statements and audited by PricewaterhouseCoopers LLP, independent accountants. The selected consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Corporation's audited consolidated financial statements and related notes appearing elsewhere in this Report.


                                                                    YEAR ENDED DECEMBER 31,
                                                                    -----------------------
                                                              1994    1995    1996(1)    1997    1998
                                                              ----    ----    -------    ----    ----
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

 STATEMENT OF INCOME DATA:

 Revenue                                                    $28,094  $30,078  $37,682  $47,888  $49,843
                                                            -------  -------  -------  -------  -------
 Cost of sales.............................................  19,094   20,570   24,860   29,452   29,738
 Selling, general and administrative
    expenses...............................................   5,947    7,071    7,852   10,093   13,627
 Research and development expenses.........................     354    1,012    1,110    1,393    1,438
 Nonrecurring charge.......................................     ---      ---   696(2)     ---      ---

                                                            -------  -------  -------  -------  -------
          Total expenses...................................  25,395   28,653   34,518   40,938   44,803
                                                            -------  -------  -------  -------  ------
 Income  from operations...................................   2,699  1,425(3)   3,164    6,950    5,040
 Interest and other (income) expenses, net.................     439      524      816     (67)    (842)
                                                            -------  -------  -------  -------  -------
 Income  before income taxes...............................   2,260      901    2,348    7,017    5,882
 Provision for (benefit from)  income taxes................ (2,192)      243      846    2,951    2,288
                                                            -------  -------  -------  -------  -------
 Net income................................................ $ 4,452  $   658  $ 1,502  $ 4,066  $ 3,594
                                                            =======  =======  =======  =======  =======
 Net income per share (4):
     Basic................................................. $ 15.46  $  1.80  $  4.41  $  1.18  $  0.46
                                                            =======  =======  =======  =======  =======
     Diluted............................................... $  0.87  $  0.11  $  0.26  $  0.60  $  0.44
                                                            =======  =======  =======  =======  =======
 Weighted-average common stock outstanding.................     279      289      309    3,458    7,791
                                                            =======  =======  =======  =======  =======
 Weighted-average common and common
    equivalent shares outstanding (5)......................   5,108    4,619    5,679    6,833    8,233
                                                            =======  =======  =======  =======  =======


                                                                        AS OF DECEMBER 31,
                                                                        ------------------
                                                              1994     1995     1996    1997     1998
                                                              ----     ----     ----    ----     ----
                                                                           (IN THOUSANDS)

BALANCE SHEET DATA:

Cash, cash equivalents and
    marketable securities.................................. $ 1,676  $   693  $ 2,965  $33,781  $27,097

Working capital............................................   5,326    4,963    5,415   38,109   35,819

Total assets...............................................  23,551   24,938   35,827   68,651   76,945

Long-term debt.............................................   4,694    6,189    8,982    5,434    7,914

Stockholders' equity.......................................  11,452   12,121   14,091   49,795   53,823


----------

(1) In July 1996, the Corporation acquired all of the shares of common stock of BIOMEVA GmbH. The acquisition has been accounted for by the purchase method and, accordingly, BIOMEVA's results of operations have been included in the consolidated financial statements since the date of acquisition. See Note 3 of Notes to Consolidated Financial Statements.

(2) Nonrecurring charge represents a charge of $0.7 million ($0.4 million after income taxes) in connection with the settlement of a dispute with a landlord relating to the termination of a lease. See Note 10 of Notes to Consolidated Financial Statements.

(3) Income from operations includes the effect of $1.3 million of first-year expenses for testing and development services.

(4) In certain years, net income has been reduced to reflect the assumed dividend paid to preferred stockholders. See Note 12 of Notes to Consolidated Financial Statements.

(5) The weighted average common stock outstanding has been reduced by the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Corporation. See Note 12 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Certain statements made in this Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or similar words or phrases. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by BioReliance with the Securities and Exchange Commission, including in its Prospectus, dated July 28, 1997, and its Forms 10-K and 10-Q, and include, among others, the following: general economic and market conditions; the size and growth of the overall markets for biopharmaceuticals, including the amounts spent on research and development by biotechnology and pharmaceutical companies; changes in government regulations; the size, timing and mix of contracts for the Corporation's products and services; the ability of BioReliance to attract and retain qualified technical and management personnel; seasonal demand for the Corporation's products and services; fluctuations and difficulty in forecasting operating results; the ability of BioReliance to sustain, manage or forecast its growth and utilize its facilities; the loss of significant contracts or customers; business disruptions and other factors referenced in the above reports. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Corporation's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

       While BioReliance does, from time to time, communicate with securities analysts, it is against BioReliance's policy to disclose to them any material non-public information or other confidential information. Accordingly, shareholders should not assume that BioReliance agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, BioReliance has a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of BioReliance.

       The following discussion and analysis of the Corporation's financial condition and results of operations should be read in conjunction with the Corporation's consolidated financial statements and related notes thereto included elsewhere in this Report.

OVERVIEW

       The Corporation is a leading contract service organization ("CSO") that provides testing, development and manufacturing for biologics and other biomedical products to biotechnology and pharmaceutical companies worldwide.

       During 1998, the Corporation adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information," which changes the way the Corporation reports information about its operating segments. The adoption of SFAS 131 did not affect the Corporation's results of operations or financial position but did affect the disclosure of segment information. The presentation of the Corporation's financial results for 1997 and 1996 has been restated in order to conform to the 1998 presentation. See Note 14 of Notes to Consolidated Financial Statements.

       Under SFAS 131, the Corporation reports the results of two operating segments: testing and development services and manufacturing services. The Corporation evaluates the performance of these operating segments based on revenues and gross profit. Before 1998, testing and development services were reported as "biotesting services" and included "biosafety testing" and "analytical services," and manufacturing services were reported as "biomanufacturing services." The Corporation also reports the results of its U.S. operations and European operations.

       The Corporation derived 91.8%, 92.1% and 90.1% of its revenue from commercial contracts in 1998, 1997 and 1996, respectively, of which 88.6%, 88.3% and 85.5% were testing and development contracts and 11.4%, 11.7% and 14.5% were manufacturing contracts, respectively. Commercial contracts are either fixed price or fixed rate, and their terms range from under a week to three or more years. Testing and development services contracts are accounted for using the percentage-of-completion over time method, except services that are completed within approximately three days, which are accounted for using the completed-contract method. Manufacturing services that provide for the delivery of products are accounted for using the completed contract method while all other manufacturing services are accounted for using the percentage-of-completion over time method. No commercial client accounted for more than 10% of the Corporation's revenue in 1998.

       The Corporation derived 8%, 8% and 10% of its revenue from government contracts in 1998, 1997 and 1996, respectively. Government contracts generally are cost-plus-fixed-fee and have terms of three to five years. Revenue from government contracts is recognized in an amount equal to reimbursable costs plus a pro rata portion of the earned fee.

       BioReliance enters into several different types of contractual relationships with its clients. Contracts in the testing and development business can be quotations, based upon established price lists for individual services, or work proposals, most often for larger studies composed of a variety of services. A majority of testing and development contracts range in length from a few weeks to several months; however, certain stability testing and lot release testing contracts may be one to three years in length. Manufacturing contracts tend to be relatively long because of the length of time required to create and characterize cell banks, perform pilot production runs, and produce and test the products. These contracts require a formal statement of work and range in length from six months to over two years. Government contracts, usually multi-year, are consistent with the particular granting agency.

       Clients generally are invoiced either as work is completed or, for contracts in excess of $70,000, with a payment at the commencement of the services and progress payments based on defined milestones. Contracts may be terminated for a variety of reasons, including the client's decision to forego a particular study or to cancel or delay particular product development program, the failure of a clinical trial or unexpected or undesired results of product testing, or by the government for convenience. Generally, service contracts may be canceled by the client upon notice, with a partial charge commensurate with the percentage of work completed at the time of cancellation.

       A government contract may be modified or terminated at any time for the convenience of the government, including for changes in requirements or reductions in budgetary resources. If a contract is modified, the price of the contract would be adjusted equitably. If a contract is terminated for convenience, the Corporation would be reimbursed for reasonable costs plus a reasonable profit on work actually performed. In the event that the contract would have resulted in a loss, the reimbursed amounts would be adjusted proportionately to reflect the anticipated loss.

       As a contractor, the Corporation believes that it has complied in all material respects with applicable government requirements. In certain circumstances, where a contractor has not complied with the terms of a contract or with regulations or statutes, the contractor may be debarred or suspended from obtaining future contracts. Any such debarment or suspension could have a material adverse effect upon the Corporation's business and results of operations.

       For both testing and development services and manufacturing services, the major components of cost of sales are labor and related fringe benefits; facilities, primarily rent or depreciation, utilities and maintenance; direct materials; overhead costs, such as travel, office expenses and employee-related expenses; consulting costs and subcontracted costs. Cost of sales includes these expenses for laboratories directly providing the services and for supporting services departments, principally regulatory affairs, quality assurance and quality control. As a portion of the total cost of sales, labor and materials costs are greater and facilities costs are less for testing and development services than for manufacturing services.

       Selling, general and administrative expense consists primarily of labor and related fringe benefits, indirect materials, travel, legal, consulting, costs related to managing investor relations, and bad debt expense. In addition, a portion of facilities and information systems costs are allocated to general and administrative departments. Research and development expense consists primarily of labor and related fringe benefits, materials, travel, and a portion of facilities cost.

       In 1997, the Corporation completed an initial public offering of its common stock, which resulted in net proceeds to the Corporation of $32.2 million.

       During 1998, the Corporation spent approximately $5.9 million on building new facilities, expanding existing facilities and installing an enterprise information management system. Also during 1998, the Corporation acquired an additional $7.1 million of property and equipment under capital lease agreements.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

       Revenue was $49.8 million in 1998, an increase of 4.0% over revenue of $47.9 million in 1997. Testing and development services generated revenue of $42.7 million in 1998, an increase of 5.2% over revenue of $40.6 million in 1997. Manufacturing services generated revenue of $7.1 million in 1998, a decrease of 2.7% from revenue of $7.3 million in 1997. Although testing and development revenue grew modestly, the growth was slower than expected because the number of new development contracts did not increase as rapidly as anticipated. The decrease in 1998 manufacturing revenue is primarily attributable to delays in the completion of manufacturing projects in both the U.K. and Germany. Testing and development services and manufacturing services accounted for 86% and 14%, respectively, of the Corporation's revenue in 1998, and 85% and 15% respectively, of the Corporation's revenue in 1997. Revenue generated in Europe remained constant at $7.7 million, accounting for 15.5% and 16.1% of the Corporation's revenue in 1998 and 1997, respectively.

       Cost of sales was $29.7 million in 1998, relatively constant with cost of sales of $29.5 million in 1997. As a percentage of total revenue, cost of sales decreased to 59.7% in 1998 from 61.5% in 1997, and gross profit improved to 40.3% in 1998 from 38.5% in 1997. This decrease in cost of sales as a percentage of total revenue and the corresponding improvement in gross profit was primarily attributable to volume mix variances in favor of higher margin testing and development business such as viral clearance, in vitro assays for viral contamination, and lot release testing. Gross profit for testing and development services was $19.8 million in 1998, a 13.1% increase over gross profit of $17.5 million in 1997. Gross profit for manufacturing services was $.4 million in 1998, a 60% decrease over gross profit of $1.0 million in 1997. This decrease can be attributed to employee turnover and technical issues which necessitated repeating work. Gross profit for Europe remained constant at $2.6 million for 1998 and 1997.

       Selling, general and administrative expense was $13.6 million in 1998, an increase of 34.7% over expense of $10.1 million in 1997. As a percentage of revenue, selling, general and administrative expense increased to 27.3% in 1998 from 21.1% in 1997. These increases were due to administrative expense associated with the Corporation's newly public status, consulting fees, depreciation and expensed items for information systems, and facilities costs, including completion of a new U.S. headquarters facility, expansion of the Corporation's German testing facility and U.K. manufacturing operations and increased bad debt allowance. The Corporation's accounts receivable aging increased in 1998, due in part to personnel changes and billing delays encountered in transitioning to a new ORACLE system. Management increased the allowance for bad debts in response to the increase in aged accounts receivables.

       Research and development expense was $1.4 million in 1998, consistent with $1.4 million in 1997. These expenses represent the investment of internal resources to develop new methods and tests to support the Corporation's services.

       Operating income was $5.0 million in 1998, a decrease of 28.6% from operating income of $7.0 million in 1997. This decrease was due to increased selling, general and administrative expenses, slightly offset by an improvement in gross margin.

       Net interest and other income was $0.8 million in 1998, compared to $0.1 million in 1997. The increase resulted primarily from an increase in interest income and a decrease in interest expense, offset by an increase in other expense. Interest income increased from $0.8 million in 1997 to $1.9 million in 1998, due to the investment of the proceeds from the Corporation's initial public offering. Additionally, interest expense decreased to $0.6 million in 1998, from $0.7 million in 1997. The decrease can be attributed to the renegotiation of the interest rate on the Corporation's bank debt during 1998.

       The provision for income taxes was $2.3 million in 1998, compared to a provision of $3.0 million in 1997. The Corporation's effective tax rate was 39.0% in 1998, compared to 42.0% in 1997. The decrease resulted primarily from the use of existing tax credits in the United States and the successful implementation of tax planning strategies in Europe.

       Net income was $3.6 million in 1998, a decrease of 12.2% over net income of $4.1 million in 1997. This decrease was due to decreased operating income and decreased income before income taxes, offset by a decrease in the provision for income taxes.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

       Revenue was $47.9 million in 1997, an increase of 27.1% over revenue of $37.7 million in 1996, reflecting increases in both testing and development services and manufacturing services. Testing and development services generated revenue of $40.6 million in 1997, an increase of 24.2% over revenue of $32.7 million in 1996. The growth in revenue for testing and development services primarily was due to volume growth in the biosafety testing and analytical services divisions of the testing and development business. Manufacturing services generated revenue of $7.3 million in 1997, an increase of 49.0% over revenue of $4.9 million in 1996. The growth in revenue for manufacturing services was due to volume and price increases in new viral production business. Testing and development services and manufacturing services accounted for 85% and 15%, respectively, of the Corporation's revenue in both 1997 and 1996. Revenue generated in Europe increased from $6.5 million to $7.7 million, accounting for 16.1% and 17.2% of the Corporation's revenue in 1997 and 1996, respectively.

       Cost of sales was $29.5 million in 1997, an increase of 18.5% over cost of sales of $24.9 million in 1996. As a percentage of revenue, cost of sales decreased to 61.5% from 66.0% and gross profit increased to 38.5% from 34.0% in 1997 compared to 1996. This improvement in gross profit primarily was attributable to the high incremental margins contributed by growth in revenues in both testing and development services and manufacturing services, and more efficient recovery of the fixed cost element of cost of sales. Gross profit for testing and development services was $17.5 million in 1997, a 44.6% increase over gross profit of $12.1 million in 1996. This increase can be attributed to client demand for viral clearance studies and assays to determine the presence of adventitious agents, both high margin businesses. Gross profit for manufacturing services was $1.0 million in 1997, a 25% increase over gross profit of $.8 million in 1996. This increase can be attributed to efficiencies gained with the addition of a dedicated cell culture suite. Gross profit for Europe increased to $2.6 million in 1997 from $2.2 million in 1996, an 18.2% increase.

       Selling, general and administrative expense was $10.1 million in 1997, an increase of 28.5% over expense of $7.9 million in 1996. The increase was due to administrative expense associated with the Corporation's initial public offering and subsequent public status, depreciation and expensed items on information systems, additional administrative employees and an increase in legal and consulting fees for which there was no corresponding expense in 1996. As a percentage of revenue, selling, general and administrative expense increased to 21.1% in 1997 from 20.8% in 1996.

       Research and development expense was $1.4 million in 1997, an increase of 25.5% over expense of $1.1 million in 1996. The increase primarily was attributable to additional staff and the development of new techniques for manufacturing services.

       Operating income was $7.0 million in 1997, an increase of 119.7% over operating income of $3.2 million in 1996. This increase was due to an improvement in gross margin and the effect of the non-recurring charge in 1996 for which there was no corresponding expense in 1997, offset by increases in selling, general and administrative and research and development expenses.

       Net interest and other income was $0.1 million in 1997, compared to an expense of $0.8 million in 1996. The benefit was primarily related to interest earnings from the initial public offering proceeds.

       The provision for income taxes was $3.0 million in 1997, compared to a provision of $0.8 million in 1996. The effective tax rate was 42.0% in 1997 and 36.0% in 1996. The increase in the effective tax rate from 1996 to 1997 primarily was attributable to deferring the recognition of tax benefits relating to certain net operating losses generated during 1997 until realization is probable. These net operating losses related principally to recent investments the Corporation has made to extend its testing capabilities in Germany.

       Net income was $4.1 million in 1997, an increase of 170.7% over net income of $1.5 million in 1996. This increase was due to improvement both in operating income and net interest and other income and expenses, which more than offset the increase in income taxes.

LIQUIDITY AND CAPITAL RESOURCES

       The Corporation has funded its business through existing cash, cash flows from operations, long-term bank loans and capital leases. At December 31, 1998, the Corporation had cash, cash equivalents and marketable securities of $27.1 million, compared to cash, cash equivalents and marketable securities of $33.8 million and $3.0 million at December 31, 1997 and 1996, respectively.

       In 1997, the Corporation received net proceeds of $32.2 million from the initial public offering of its common stock. A majority of the proceeds were invested in government and government agency securities with original maturities of more than 90 days at the time of purchase. These marketable securities totaled $18.3 million at December 31, 1998.

       In 1998, the Corporation did not generate positive net cash flow from operating activities. In 1997 and 1996, the Corporation generated net cash flows from operations of $6.3 million and $4.5 million, respectively. Net income, as adjusted for depreciation and amortization, deferred income taxes and other non-cash adjustments, provided cash of $8.2 million, $9.1 million and $4.7 million in the years ended December 31, 1998, 1997 and 1996, respectively. Changes in other assets and liabilities used cash of $8.2 million in 1998, primarily due to an increase in accounts receivable to reflect increased aging of accounts receivable and a decrease in customer advances and accrued employee compensation and benefits; in 1997 changes in other assets and liabilities used cash of $2.8 million, primarily due to an increase in accounts receivable corresponding with an increase in revenue; and used cash of $0.3 million in 1996 where a similar increase in accounts receivable was largely offset by a corresponding rise in customer advances and other current liabilities.

       Working capital decreased to $35.8 million at December 31, 1998, from $38.1 million at December 31, 1997. This decrease was due to a decrease in the amount of marketable securities, which the Corporation applied toward investments in facilities and equipment and the repayment of debt and capital leases. Additionally, the current portion of long-term debt increased as of December 31, 1998 as the Corporation's loans with NationsBank mature in 1999.

       The Corporation invested $5.9 million, $4.2 million and $1.9 million in capital expenditures during 1998, 1997 and 1996, respectively. Capital expenditures in 1998 included new and expanded facilities and an enterprise information system.

       A new corporate headquarters facility in Rockville, Maryland, constructed under a build-to-lease agreement with a developer, was completed in August 1998. This new headquarters facility consolidates existing research and development and administrative activities and expands the Corporation's laboratory and other capacity for operations. The lease agreement requires the Corporation to make noncancelable lease payments totaling approximately $11.8 million over the next 15 years.

       During 1998, the Corporation commenced plans to construct a new manufacturing facility in Rockville, Maryland under a build-to-lease arrangement. In April 1998, the Corporation entered into third-party leasing and subleasing arrangements with Montgomery County, Maryland and a developer providing for the construction of the exterior shell of a new manufacturing facility in Rockville, Maryland. These arrangements require the Corporation to make net noncancelable lease payments totaling approximately $13.0 million over the next twenty years and to guarantee indebtedness of approximately $4.4 million incurred by the developer to construct the facility.

       At December 31, 1998, the Corporation had commitments to spend approximately $17.2 million in capital expenditures, including leasehold improvements and laboratory equipment during 1999 and the first quarter of 2000 related to this new manufacturing facility. The arrangements with Montgomery County and the developer require the Corporation to account for the leases and subleases of the manufacturing facility as capital leases. The assets underlying the capital leases are included with the Corporation's owned property and equipment as of December 31, 1998. Property and equipment at December 31, 1998 included approximately $6.9 million related to these capital leases. The related lease obligation is included in the Corporation's liabilities at December 31, 1998.

       A portion of the Corporation's capital expenditures during 1998 included an investment in an enterprise information system, including ORACLE-based applications. The Corporation expects to spend $2.1 million on information systems during 1999. The Corporation believes that its information systems will maximize compatibility and integration internally and with the Corporation's clients.

       The Corporation expects to finance its planned capital expenditures through existing cash, cash from operations, borrowings under its credit facility and lease or other financing from third-party sources to the extent that funds are available on favorable terms and conditions. See Notes 7 and 13 of Notes to Consolidated Financial Statements.

       The Corporation expects to continue expanding its operations through internal growth, geographic expansion and possibly strategic acquisitions. The Corporation expects to fund its growth from existing cash, cash flows from operations, bank borrowings and lease financing. Although the Corporation has no agreements or arrangements in place with respect to any future acquisition, there may be acquisition or other growth opportunities that require additional external financing, and the

Corporation may, from time to time, seek to obtain funds from public or private issuances of equity or debt securities on a strategic basis. There can be no assurances that such financing will be available on terms acceptable to the Corporation.

       Based on its current operating plan, the Corporation believes that available liquid resources are sufficient to meet its foreseeable cash needs.

BORROWINGS AND CREDIT FACILITIES

       In 1994, the Corporation obtained a loan of $4,300,000 from NationsBank with a maturity date of November 30, 1999 (the "Mortgage Loan"). The terms of the Mortgage Loan were amended in October 1997 and April 1998 to modify the Corporation's financial covenants, release foreign subsidiaries as guarantors and make other modifications. In addition to a principal payment of $30,000 per month, the Mortgage Loan bears interest at the London Inter-Bank Offering Rate ("LIBOR") plus the applicable LIBOR Rate Additional Percentage ("LIBOR Rate Option"). The LIBOR Rate Option ranges from .85% to 2.0% depending on the Corporation achieving certain funded debt to EBITDA ratios. At December 31, 1998, the applicable interest rate on the Mortgage Loan was 6.63% and the LIBOR Rate Option was 1.40%. Approximately $2.9 million was outstanding on the Mortgage Loan at December 31, 1998.

       In May 1995, the Corporation entered into an interest rate swap agreement whereby the variable interest rate portion of the Mortgage Loan was effectively converted into a fixed rate of 6.55% per annum. This agreement expires on November 30, 1999. Amounts to be paid or received under the interest rate swap agreement are recognized as interest income or expense in the periods in which they accrue and are recorded in the same category as that arising from the Mortgage Loan. The swap agreement is a standard contract that has no imbedded options or other terms involving a higher level of complexity or risk. The effect of the interest rate swap agreement on interest expense was not material in 1996, 1997 or 1998. The interest rate swap agreement and the LIBOR Rate Option resulted in a 7.95% effective interest rate at December 31, 1998. The Corporation believes that the effect of the interest rate swap agreement on interest expense was not material in 1998, 1997 or 1996.

       The Corporation has available borrowings up to $1,000,000 under the terms of a revolving loan agreement with NationsBank. The revolving loan agreement requires monthly interest payments on the unpaid principal. The unpaid principal and all unpaid accrued interest is payable in full on May 31, 1999. Amounts borrowed under the revolving loan agreement bear interest at the same rate as the Mortgage Loan. The Corporation pays a quarterly commitment fee equaling 0.25% of the average unused portion of the revolving loan agreement. At December 31, 1998, no amounts were outstanding under this agreement. The revolving loan agreement expires in May 1999.

       The Corporation financed the acquisition of BIOMEVA in July 1996 and obtained additional funds for working capital and expansion of its business through a promissory note with NationsBank in the amount of $1.8 million and a subordinated note from Mr. Sidney R. Knafel, the Corporation's largest stockholder, in the amount of $1.9 million, which was repaid in March 1997. The NationsBank promissory note requires monthly principal payments of $30,000, which bears interest at the same rate as the Mortgage Loan. At December 31, 1998, $0.9 million was outstanding on the note. The interest rate on the note was 6.63% at December 31, 1998. The note matures on June 30, 1999.

       All of the Corporation's agreements with NationsBank are cross collateralized and are secured by a deed of trust on one of the Corporation's laboratory facilities in Rockville, Maryland. The agreements require the Corporation to meet certain financial and restrictive covenants, including maintaining profitability, certain tangible net worth levels and funded debt to EBITDA ratios.

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

       Since the revenues and expenses of the Corporation's international operations generally are denominated in local currencies, exchange rate fluctuations between such local currencies and the United States dollar will subject the Corporation to currency translation risk with respect to the reported results of its international operations as well as to risks sometimes associated with international operations. The Corporation derived 15.5%, 16.1% and 17.2% of its revenue for 1998, 1997 and 1996, respectively, from services performed outside of the United States. In addition, the Corporation may be subject to currency risk when the Corporation's service contracts are denominated in a currency other than the currency in which the Corporation incurs expenses related to such contracts.

       There can be no assurance that the Corporation will not experience fluctuations in financial results from the Corporation's operations outside the United States, and there can be no assurance the Corporation will be able, contractually or otherwise, to reduce the currency risks associated with its operations. Although at the present time the Corporation does not use derivative financial instruments to manage or control foreign currency risk, there can be no assurance that the Corporation will not use such financial instruments in the future or that any such use will be successful in managing or controlling foreign currency risk. See "Item 7A - Market Risk."

       The revenue and identifiable assets attributable to the Corporation's geographic segments are reported in Note 14 of Notes to Consolidated Financial Statements.

EUROPEAN MONETARY UNION

       Within Europe, the European Economic and Monetary Union (the "EMU") introduced a new currency, the Euro, on January 1, 1999. The new currency is in response to the EMU's policy of economic convergence to harmonize trade policy, eliminate business costs associated with currency exchange and to promote the free flow of capital, goods and services.

       On January 1, 1999, the participating countries adopted the Euro as their local currency, initially available for currency trading on currency exchanges and non cash (banking) transactions. The existing local currencies, or legacy currencies, are planned to remain legal tender through January 1, 2002. Beginning on January 1, 2002, Euro-denominated bills and coins are planned to be issued for cash transactions. For a period of six months from this date, both legacy currencies and the Euro are planned to be legal tender. On or before July 1, 2002, the participating countries are planned to withdraw all legacy currency and use the Euro exclusively.

       The introduction of the Euro may have potential implications for the Corporation's existing operations. Currently, Germany is the only participating country in the EMU in which the Corporation has operations. While one cannot predict such events, many authorities expect non-participating European Union countries, such as Great Britain, to eventually join the EMU. The Corporation does not currently expect to experience any operational disruptions or to incur any costs as a result of the introduction of the Euro that would materially affect the Corporation's liquidity or capital resources.

NEW ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transaction; and hedges of foreign currency exposures of net investments in foreign operations. SFAS 133 is effective for years beginning after June 15, 1999, with earlier adoption permitted. The Corporation believes that the effect of adoption of SFAS 133 will not be material.

INFLATION

       The Corporation believes the effects of inflation generally do not have a material impact on its financial condition or results of operations.

YEAR 2000 READINESS

       The Corporation uses a significant number of information technology ("IT") and non-IT computer systems in its operations. The IT systems include the Corporation's accounting systems, office and administrative systems, communications systems and other corporate systems. The non-IT systems include embedded microprocessors that control laboratory equipment and facilities equipment.

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

       The Corporation has established a task force to address the year 2000 issue. The task force has implemented a three-phase approach. The first phase, which is substantially complete, consists of an inventory of all IT and non-IT systems. The second phase, which is also substantially complete, consists of setting priorities and developing a test plan. The third phase, testing and remediation, began during the fourth quarter of 1998 and is continuing.

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

       The Corporation has not completed its analysis of its most reasonably likely worst case year 2000 scenarios. The Corporation's task force intends to investigate these scenarios and, throughout 1999, to develop contingency plans to reduce or avoid harm to the Corporation's business and operations.

       The Corporation's historical costs for remediation are not material and the Corporation does not anticipate that its future remediation costs will be material. Starting in 1997, the Corporation began implementation of an enterprise wide system that is year 2000 compliant. The Corporation does expect to have to replace certain application software to be year 2000 compliant. Estimates of these costs are preliminary, but could be as much as $.5 million, none of which has been expended to date. The Corporation has not delayed any material projects as a result of the year 2000 problem.

       The Corporation's plans to complete the year 2000 modifications are based on management's best estimates, which were derived utilizing assumptions of future events including the continued availability of certain resources and other factors. Estimates on the status of completion and the expected completion dates are based on costs incurred to date compared to total expected costs. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Failure by the Corporation or its suppliers to complete year 2000 remediation in a timely manner could have a material adverse effect on the Corporation. Specific factors that might cause such material differences include, but are not limited to, the cooperation of third party suppliers, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

RISK FACTORS

       The business and future operating results of BioReliance could differ materially from the descriptions in this Report due to the risks discussed below and elsewhere in this Report.

DEPENDENCE ON OUTSOURCING FOR DEVELOPMENT OF BIOLOGICS; MARKET ACCEPTANCE OF BIOLOGICS

       The Corporation's revenues are highly dependent on research, development and manufacturing expenditures by biotechnology and pharmaceutical companies for the development of biologics. The Corporation has benefited to date from the growing tendency of biotechnology and pharmaceutical companies to outsource product development projects to CSOs. A decline in the development of biologics, a general decline in research and development expenditures by these companies, or a delay or reduction in the outsourcing to CSOs of research and development expenditures due to market conditions, pharmaceutical industry consolidation or other factors could have a material adverse effect on the Corporation's business and results of operations.

       The Corporation's business strategy is dependent upon market acceptance of biologics. The market for biologics is still emerging, and most biologic products are still in the research and development stage. The extent to which biologics are accepted in commercial markets will affect the Corporation's business, results of operations and financial condition.

SIGNIFICANT CAPITAL EXPENDITURES

       During 1998, the Corporation invested $5.9 million in capital expenditures primarily related to expansion of its facilities and development of its information systems, and expects to spend approximately $17.2 million on capital expenditures during 1999. It is unknown what the return on these capital expenditures will be.

RISKS ASSOCIATED WITH THE NATURE OF CONTRACTS

       Most of the Corporation's contracts are short-term in duration. As a result, the Corporation must continually replace its contracts with new contracts to sustain its revenue. The Corporation's inability to generate new contracts on a timely basis would have a material adverse effect on the Corporation's business, financial condition and results of operation. See "Revenues Difficult to Predict."

       In addition, many of the Corporation's long-term contracts may be cancelled or delayed by clients upon notice. Contracts may be terminated for a variety of reasons, including termination of product development, failure of products to satisfy safety requirements, unexpected or undesired results from use of the product or the client's decision to forego a particular study. In addition, the government may modify or terminate its contracts at any time for the convenience of the government. The failure to obtain new contracts or the cancellation or delay of existing contracts could have a material adverse effect on the Corporation's business and results of operations.

REVENUES DIFFICULT TO PREDICT

       The Corporation's revenues are difficult to predict because they are primarily generated on a contract-by-contract basis. Most of the contracts are short-term, and the Corporation does not have a significant backlog. As a result, the Corporation's revenues are not recurring from period to period, which contributes to the variability of results from period to period.

VARIATION IN QUARTERLY OPERATING RESULTS; HIGH FIXED COSTS

       The Corporation's revenues and operating results have fluctuated, and could continue to fluctuate, on a quarterly basis. The operating results for a particular quarter may be lower than expected as a result of a number of factors, including the timing of contracts; the delay or cancellation of a contract; the mix of services provided; seasonal slowdowns in Europe during the summer months; the timing of start-up expenses for new services and facilities; the timing and integration of acquisitions; and changes in regulations related to biologics. Because a high percentage of the Corporation's costs are fixed (such as the cost of maintaining facilities and compensating employees), any one of these factors could have a significant impact on the Corporation's quarterly results. In some quarters the Corporation's revenues and operating results may fall below the expectations of securities analysts and investors due to any of the factors described above. In such event, the trading price of the Corporation's common stock would likely decline, even if the decline in revenues did not reflect any long-term problems with the Corporation's business.

MANAGEMENT OF GROWTH

       The Corporation's operations -- both domestic and international -- have grown in recent years. This growth has placed a strain on the Corporation's management, operational, human and financial resources. In order to manage its growth, the Corporation must continue to improve its operating and administrative systems, including its financial and accounting systems, and to attract and retain qualified management and professional, scientific and technical operating personnel. There can be no assurance that the Corporation will be able to manage its growth effectively. Any failure to effectively anticipate, implement and manage the changes required to sustain its growth could have a material adverse effect on the Corporation's business and results of operations.

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

COMPETITION; INDUSTRY CONSOLIDATION

       The Corporation operates in a highly competitive industry. The CSO industry is highly fragmented, with many providers ranging in size from one person consulting firms to full-service global drug development corporations. The Corporation primarily competes with in-house research departments of biotechnology and pharmaceutical companies, universities and medical centers, and other CSOs.

       As a result of competitive pressures, the industry has begun to consolidate. Mergers and acquisitions have resulted in the emergence of several large, full-service CSOs that have greater capital, technical and financial resources than BioReliance. As pharmaceutical and biotechnology companies increasingly outsource development, they may increasingly turn to larger CSOs that provide a full range of services. This trend is likely to produce increased competition among the larger CSOs for both clients and acquisition candidates and increased competitive pressures on smaller providers. In addition, the CSO industry has attracted the attention of the investment community, which could lead to heightened competition by increasing the availability of financial resources for CSOs. Increased competition may lead to price and other forms of competition that may have a material adverse effect on the Corporation's business and results of operations.

DEPENDENCE ON PERSONNEL

       The Corporation depends on a number of key executives, including Capers
W. McDonald, its President and Chief Executive Officer. The loss of the services of any of the Corporation's key executives could have a material adverse effect on the Corporation's business. The Corporation also depends on its ability to attract and retain qualified scientific and technical employees. There is a significant shortage of, and intense competition for, qualified scientific and technical employees. There can be no assurance the Corporation will be able to retain its existing scientific and technical employees, or to attract and retain additional qualified employees. The Corporation's inability to attract and retain qualified scientific and technical employees would have a material adverse effect on the Corporation's business and results of operations.

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

HAZARDOUS MATERIALS

       The Corporation's activities involve the controlled use of etiologic agents, hazardous chemicals and various radioactive materials. The Corporation is subject to foreign, federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. The risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of any contamination or injury from these materials, the Corporation could be held liable for any damages that result, including joint and several liability under certain statutes such as CERCLA, and any such liability could exceed the resources of the Corporation. Furthermore, the failure to comply with current or future regulations could result in the imposition of substantial fines against the Corporation, suspension of production, alteration of its manufacturing processes or cessation of operations. There can be no assurance that the Corporation will not be required to incur significant costs to comply with any such laws and regulations in the future, or that such laws or regulations or liability thereunder will not have a material adverse effect on the Corporation's business and results of operations.

       The Corporation has been identified by the EPA as one of several hundred PRPs under CERCLA with respect to the Ramp Industries, Inc., site in Denver, Colorado. See "Legal Proceedings."

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

CONTROL BY EXISTING STOCKHOLDERS

       As of March 1, 1999, Sidney R. Knafel, Chairman of the Board of Directors of the Corporation, and related persons beneficially own an aggregate of approximately 40.8% of the outstanding common stock (excluding shares issuable upon the exercise of options). The Corporation's executive officers, directors and related persons (including Sidney R. Knafel) beneficially own an aggregate of approximately 43.7% of the outstanding common stock (excluding shares issuable upon the exercise of options). As a result, the Corporation's directors and executive officers and related persons may exercise a controlling influence over the outcome of matters submitted to the Corporation's stockholders for approval and may have the power to delay, defer or prevent a change in control of the Corporation.

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

       Since the revenue and expenses of the Corporation's international operations generally are denominated in local currencies, exchange rate fluctuations between such local currencies and the United States dollar will subject the Corporation to currency translation risk with respect to the reported results of its foreign operations as well as to risks sometimes associated with international operations. The Corporation derived 15.5%, 16.1% and 17.2% of its revenue for 1998, 1997 and 1996, respectively, from services performed outside of the United States. In addition, the Corporation may be subject to currency risk when the Corporation's service contracts are denominated in a currency other than the currency in which the Corporation incurs expenses related to such contracts. There can be no assurance that the Corporation will not experience fluctuations in financial results from the Corporation's operations outside the United States, and there can be no assurance that the Corporation will be able to contractually or otherwise favorably reduce the currency risks associated with its operations.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

       The Corporation is exposed to market risk from adverse changes in interest rates and foreign currency exchange rates.

INTEREST RATE RISKS

       The Corporation is exposed to interest rate risk primarily through its investments in short-term marketable securities and cash equivalents and its debt agreements. The Corporation's investment policy calls for investment in short-term, low risk instruments. At December 31, 1998, the Corporation had $18.3 million invested in government and governmental agency securities. A rise in interest rates would have an adverse impact on the fair market value of fixed rate securities. If interest rates fall, floating rate securities may generate less interest income. The Corporation manages its exposure to interest rate risks through investing in securities with maturities of one year or less.

       Additionally, the Corporation is exposed to risk from changes in interest rates as a result of its borrowing activities. At December 31, 1998, the Corporation had total debt of $12.5 million. The Corporation's debt consists of a mortgage loan with approximately $2.8 million outstanding; a promissory note with approximately $.9 million outstanding and capital lease obligations of approximately $8.8 million outstanding. See Note 7 of Notes to Consolidated Financial Statements. The Corporation's exposure to losses is partially managed through an interest rate swap agreement related to the mortgage loan.

FOREIGN CURRENCY EXCHANGE RISK

       The Corporation's international operations are subject to foreign exchange rate fluctuations. The Corporation derived 15.5%, 16.1% and 17.2% of its revenue for 1998, 1997 and 1996, respectively, from services performed in the United Kingdom and Germany. Since the revenue and expenses of the Corporation's international operations generally are denominated in local currencies, exchange rate fluctuations between such local currencies and the United

States dollar will subject the Corporation to currency translation risk with respect to the reported results of its foreign operations as well as to risks sometimes associated with international operations. In addition, the Corporation may be subject to currency risk when the Corporation's service contracts are denominated in a currency other than the currency in which the Corporation incurs expenses related to such contracts. The United Kingdom and Germany have traditionally had relatively stable currencies. The Corporation does not hedge its foreign currency exposure. Management does not believe that the Corporation's exposure to foreign currency rate fluctuations is material. See "Risk Factors -- Exchange Rate Fluctuations."

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

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by Item 10 is incorporated herein by reference to the text appearing in Part I, Item 4 of this Report under the caption "Executive Officers of the Registrant," and by reference to the Corporation's definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the Corporation's fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

       The information required by Item 11 is incorporated by reference to the information to be set forth under the caption "Executive Compensation" in the Corporation's definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the Corporation's fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by Item 12 is incorporated by reference to the information to be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Corporation's definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the Corporation's fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by Item 13 is incorporated herein by reference to the information to be set forth under the caption "Certain Relationships and Related Transactions" in the Corporation's definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the Corporation's fiscal year.

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

REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER

       The Corporation did not file any reports on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Rockville, Maryland, on this 30th day of March, 1999.

BIORELIANCE CORPORATION
(Registrant)



By:            /s/ Capers W. McDonald
               ----------------------
       Name:   Capers W. McDonald
       Title:  President and Chief Executive Officer


                                POWER OF ATTORNEY

       KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Capers W. McDonald, Patrick J. Spratt and Sherry
L. Rhodes, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Report, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         SIGNATURE                          TITLE                            DATE
         ---------                          -----                            ----


  /s/ Sidney R. Knafel         Chairman of the Board                      March 30, 1999
-----------------------------
      SIDNEY R. KNAFEL

 /s/ Capers W. McDonald        President, Chief Executive                 March 30, 1999
-----------------------------    Officer and a Director
     CAPERS W. MCDONALD

  /s/ Patrick J. Spratt        Vice President, Finance and                March 30, 1999
-----------------------------    Accounting; Chief Financial
      PATRICK J. SPRATT          Officer  and Treasurer (Chief
                                 Accounting Officer)

  /s/ William J. Gedale        Director                                   March 30, 1999
-----------------------------
      WILLIAM J. GEDALE

  /s/ Victoria Hamilton        Director                                   March 30, 1999
-----------------------------
      VICTORIA HAMILTON

  /s/ Gordon J. Louttit        Director                                   March 30, 1999
-----------------------------
      GORDON J. LOUTTIT

  /s/ Leonard Scherlis         Director                                   March 30, 1999
-----------------------------
    DR. LEONARD SCHERLIS


                                  EXHIBIT INDEX

EXHIBIT                           DESCRIPTION
 NO.


3.1 Amended and Restated Certificate of Incorporation of BioReliance Corporation.(1)

3.2    Bylaws of BioReliance Corporation. (1)

10.1 Modification Agreement -- Leasehold Deed of Trust and Security Agreement, dated as of December 1, 1994, by and among NationsBank, N.A., Kathleen M. Malloy and Microbiological Associates, Inc. (1)

10.2 Second Modification Agreement -- Leasehold Deed of Trust and Security Agreement, dated as of October 31, 1997, by and among BioReliance Corporation, Elizabeth Shore and NationsBank, N.A. (2)

10.3 Leasehold Deed of Trust and Security Agreement, dated December 17, 1993, by and between Microbiological Associates, Inc., Kathleen M. Malloy, Brent H. Donnell and Maryland National Bank. (1)

10.4 International Swap Dealers Association, Inc. Master Agreement, dated as of May 10, 1995, by and among NationsBank, N.A., Microbiological Associates, Inc. and MAGENTA Corporation. (1)

10.5 Note Modification Agreement, dated as of October 31, 1997, by and among NationsBank, N.A., BioReliance Corporation, MA BioServices, Inc., MAGENTA Corporation and MAGENTA Viral Production, Inc. (2)

10.6 Lease Agreement, dated as of December 1, 1983, by and between Montgomery County, Maryland and Dynasciences Corp. n/k/a BioReliance Corporation.
       (1)

10.7 Lease Agreement, dated as of October 31, 1994, as amended December 20, 1994, between Redgate III Limited Partnership, as landlord, and Microbiological Associates, Inc., as tenant. (1)

10.8 Deed of Trust Note Modification Agreement, dated as of October 31, 1997, by and among NationsBank, N.A., BioReliance Corporation, MA BioServices, Inc., MAGENTA Corporation and MAGENTA Viral Production, Inc. (2)

10.9 Amended and Restated Replacement Loan Agreement, dated as of October 31, 1997, among NationsBank, N.A., BioReliance Corporation, MA BioServices, Inc., MAGENTA Corporation and MAGENTA Viral Production, Inc. (2)

10.10  Microbiological Associates, Inc. 1995 Non-Qualified Stock Option Plan.
       (3)

10.11  MAGENTA Corporation, 1994 Incentive Stock Option Plan. (3)

10.12  Microbiological Associates, Inc., 1988 Incentive Stock Option Plan. (3)

10.13 Lease Agreement, dated as of October 16, 1997, between FP Rockledge, L.L.C. and MA BioServices, Inc. (2)

10.14 First Amendment to Lease Agreement, dated as of February 12, 1998, between FP Rockledge, L.L.C. and MA BioServices, Inc. (2)

10.15 Consent of Guarantor, dated as of February 12, 1998, to First Amendment to Lease Agreement. (2)

10.16 Replacement Revolving Promissory Note, dated as of October 31, 1997, by and among BioReliance Corporation, MA BioServices, Inc., MAGENTA Corporation, MAGENTA Viral Production, Inc. and NationsBank, N.A. (2)

10.17 Lease-Purchase Agreement, dated April 1, 1998, between Montgomery County, Maryland and BioReliance Corporation. (4)

10.18 Lease, dated April 1, 1998, between BioReliance Corporation and BPG Industrial Partners II, LLC. (4)

10.19 Project Lease, dated April 1, 1998, between BPG Industrial Partners II, LLC and MAGENTA Corporation. (4)

10.20 Leasehold Deed of Trust, dated April 1, 1998, by BioReliance Corporation and MAGENTA Corporation, to Cynthia Flanders and Eileen Chow (trustees) and NationsBank, N.A. (4)

10.21 Guaranty Agreement, dated April 1, 1998, by BioReliance Corporation in favor of NationsBank, N.A. (4)

10.22 Loan Agreement, dated April 1, 1998, between BPG Industrial Partners II, LLC, NationsBank, N.A. and, for certain purposes, BioReliance Corporation. (4)

10.23 First Amendment to Amended and Restated Replacement Loan Agreement, dated April 1, 1998, among BioReliance Corporation, MA BioServices, Inc., MAGENTA Corporation, MAGENTA Viral Production, Inc. and NationsBank, N.A.
       (4)

10.24 Second Note Modification Agreement, dated April 1, 1998, among BioReliance Corporation, MA BioServices, Inc., MAGENTA Corporation, MAGENTA Viral Production, Inc. and NationsBank, N.A. (4)

10.25 Second Deed of Trust Note Modification, dated April 1, 1998, among BioReliance Corporation, MA BioServices, Inc., MAGENTA Corporation, MAGENTA Viral Production, Inc. and NationsBank, N.A. (4)

10.26 Second Replacement Revolving Promissory, dated April 1, 1998, by BioReliance Corporation, MA BioServices, Inc., MAGENTA Corporation and MAGENTA Viral Production, Inc. in favor of NationsBank, N.A. in the amount of $1 million. (4)

10.27 Third Modification Agreement - Leasehold Deed of Trust and Security Agreement, dated April 1,

       1998, among BioReliance Corporation, Elizabeth Shore (trustee) and NationsBank, N.A. (4)

10.28 BioReliance Corporation 1997 Incentive Stock Plan (as adopted May 28, 1997 and amended and restated September 24, 1997 and May 21, 1998). (5)

10.29 Employment Agreement, dated October 1, 1998, by and between BioReliance Corporation and Michael R.N. Thomas. (6)

21.1   Subsidiaries of the Registrant.

23.1   Consent of PricewaterhouseCoopers LLP.

24.1   Power of Attorney (included on signature page).

27.1   Financial Data Schedule.

-----------

(1) Indicates an Exhibit to the Corporation's Registration Statement on Form S-1 (Registration No. 333-25071), which is incorporated herein by reference.

(2) Indicates an Exhibit to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, which is incorporated herein by reference.

(3) Indicates an Exhibit to the Corporation's Registration Statement on Form S-8 (Registration No. 333-34341), which is incorporated herein by reference.

(4) Indicates as Exhibit to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, which is incorporated herein by reference.

(5) Indicated an Exhibit to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, which is incorporated herein by reference.

(6) Indicated as Exhibit to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, which is incorporated herein by reference.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             AND FINANCIAL SCHEDULE


                                                                                  PAGE

Report of Independent Accountants............................................... F-2
Consolidated Balance Sheets as of December 31, 1997 and 1998.................... F-3
Consolidated Statements of Income for the Years Ended December 31, 1996,
  1997 and 1998................................................................. F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 1996,
  1997 and 1998................................................................  F-5
Consolidated Statements of Stockholders' Equity for the Years Ended December 31,
  1996, 1997 and 1998........................................................... F-6
Notes to Consolidated Financial Statements...................................... F-7
Financial Statement Schedule:
   For the Three Years Ended December 31, 1998
        II - Valuation and Qualifying Accounts.................................. F-23

       All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of BioReliance Corporation

In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of BioReliance Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

McLean, Virginia
February 18, 1999



                             BIORELIANCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                                                 DECEMBER 31,           DECEMBER 31,
                                                                                   1997                    1998

                                                                            ------------------     ------------------
   ASSETS
Current assets:
   Cash and cash equivalents.............................................      $      6,227           $      8,847
   Marketable securities.................................................            27,554                 18,250
   Accounts receivable, net..............................................            15,923                 21,399
   Other current assets..................................................             1,827                  2,506
                                                                                 -----------            -----------
             Total current assets........................................            51,531                 51,002
Property and equipment, net..............................................            15,601                 25,371
Intangible assets, net...................................................               256                    122
Deposits and other assets................................................               286                    450
Deferred income taxes....................................................               977                    ---
                                                                                 -----------            -----------

             Total assets................................................      $     68,651           $     76,945
                                                                                 ===========            ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt.....................................      $      1,574           $      4,628
   Accounts payable......................................................             1,811                  2,685
   Accrued employee compensation and benefits............................             2,829                  1,955
   Other accrued liabilities.............................................             2,302                  1,732
   Customer advances.....................................................             3,635                  2,632
   Deferred income taxes.................................................             1,271                  1,551
                                                                                 -----------            -----------
             Total current liabilities...................................            13,422                 15,183
Deferred taxes...........................................................               ---                     25
Long-term debt...........................................................             5,434                  7,914
                                                                                 -----------            -----------
             Total liabilities...........................................            18,856                 23,122
                                                                                 -----------            -----------

Commitments and contingencies (Note 13)

Stockholders' equity:

   Convertible preferred stock, $.01  par value:  6,900,000 shares

      authorized; no shares issued and outstanding.......................               ---                    ---
   Common stock, $.01 par value:  15,000,000 shares authorized;
     7,685,208 and 7,821,344 shares issued and outstanding...............                77                     78
   Additional paid-in capital............................................            52,457                 52,586
   Retained earnings/(accumulated deficit)...............................            (2,145)                 1,449
   Accumulated other comprehensive income................................              (594)                 (290)

                                                                                 -----------            -----------
             Total stockholders' equity..................................            49,795                 53,823

                                                                                 -----------            -----------

             Total liabilities and stockholders' equity..................      $     68,651           $     76,945

                                                                                 ===========            ===========


       The accompanying notes are an integral part of these consolidated financial statements.

                                    BIORELIANCE CORPORATION

                               CONSOLIDATED STATEMENTS OF INCOME

                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                    YEARS ENDED DECEMBER 31,
                                                               --------------------------------------------
                                                                 1996             1997             1998
                                                               ----------      -----------      -----------

Revenue..............................................        $    37,682     $     47,888     $     49,843
                                                               ----------      -----------      -----------
Expenses:
      Cost of sales..................................             24,860           29,452           29,738
      Selling, general and administrative............              7,852           10,093           13,627
      Research and development.......................              1,110            1,393            1,438
      Nonrecurring charge............................                696              ---              ---
                                                               ----------      -----------      -----------
                                                                  34,518           40,938           44,803
                                                               ----------      -----------      -----------
Income from operations...............................              3,164            6,950            5,040
                                                               ----------      -----------      -----------
Other (income) expense:
      Interest income................................                (18)            (817)          (1,891)
      Interest expense...............................                844              717              551
      Other (income) expense.........................                (10)              33              498
                                                               ----------      -----------      -----------
                                                                     816              (67)            (842)
                                                               ----------      -----------      -----------
Income before income taxes...........................              2,348            7,017            5,882
Provision for income taxes...........................                846            2,951            2,288
                                                               ----------      -----------      -----------
Net income...........................................        $     1,502     $      4,066     $      3,594
                                                               ----------      -----------      -----------
Net income per share:

      Basic..........................................        $      4.41     $       1.18     $       0.46
                                                               ==========      ===========      ===========

      Diluted........................................        $      0.26     $       0.60     $       0.44
                                                               ==========      ===========      ===========


       The accompanying notes are an integral part of these consolidated financial statements.

                                     BIORELIANCE CORPORATION

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (IN THOUSANDS)



                                                                                     YEARS ENDED DECEMBER 31,
                                                                            ------------------------------------------
                                                                              1996            1997            1998
                                                                            ----------     -----------     -----------
Cash flows from operating activities:
  Net income.........................................................     $     1,502    $      4,066    $      3,594
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
      Depreciation...................................................           2,626           2,991           3,340
      Amortization expense...........................................              92             212             227
      Amortization of bond premiums and discounts....................             ---            (173)           (276)
      Compensation element of stock option grants....................              22             ---             ---
      Loss on disposal of fixed assets...............................             ---             190              22
      Deferred income taxes, net.....................................             523           1,789           1,282
      Changes in current assets and liabilities:
          Accounts receivable, net...................................          (4,303)         (2,259)         (5,763)
          Other current assets.......................................              37            (678)           (640)
          Accounts payable...........................................             905             (94)            975
          Accrued employee compensation and benefits.................             408             615            (874)
          Other accrued liabilities..................................           1,031              26            (606)
          Customer advances..........................................           1,825            (320)         (1,026)
      Deposits and other assets......................................            (203)            (89)           (259)
                                                                            ----------     -----------     -----------
               Net cash provided by (used in) operating activities...           4,465           6,276              (4)
                                                                            ----------     -----------     -----------
Cash flows from investing activities:
    Purchases of marketable securities...............................             ---         (32,381)        (41,070)
    Proceeds from the maturities of marketable securities............             ---           5,000          50,650
    Acquisition of BIOMEVA GmbH, net of cash acquired................          (2,752)            ---             ---
    Purchases of property and equipment..............................          (1,850)         (4,201)         (5,888)
                                                                            ----------     -----------     -----------
               Net cash provided by (used in) investing activities...          (4,602)        (31,582)          3,692
                                                                            ----------     -----------     -----------
Cash flows from financing activities:
     Net proceeds from initial public offering ......................             ---          32,247             ---
     Proceeds from exercise of stock options.........................              34             223             268
     Proceeds from debt..............................................           1,800             ---             ---
     Payments on debt................................................            (539)           (717)           (832)
     Proceeds from (repayment on) note payable to stockholder........           1,900          (1,900)            ---
     Payments on capital lease obligations...........................            (813)           (912)           (754)
     Repurchase and cancellation of treasury stock...................              (3)            (77)           (138)
                                                                            ----------     -----------     -----------
               Net cash provided by (used in) financing activities...           2,379          28,864          (1,456)
                                                                            ----------     -----------     -----------
Effect of exchange rate changes on cash and cash equivalents.........              30            (296)            388
                                                                            ----------     -----------     -----------
Net increase in cash and cash equivalents............................           2,272           3,262           2,620
Cash and cash equivalents, beginning of period.......................             693           2,965           6,227
                                                                            ----------     -----------     -----------
Cash and cash equivalents, end of period.............................     $     2,965    $      6,227    $      8,847
                                                                            ==========     ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                             BIORELIANCE CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                             (DOLLARS IN THOUSANDS)


                                               CONVERTIBLE
                                              PREFERRED STOCK                     COMMON STOCK                        RETAINED
                                              ---------------                     ------------       ADDITIONAL      EARNINGS/
                                                                                                       PAID-IN      (ACCUMULATED
                                           SHARES          AMOUNT           SHARES       AMOUNT       CAPITAL        DEFICIT)
                                        -----------     ------------      ----------    ---------    ----------      ---------
  BALANCE AT DECEMBER 31,
   1995..............................     6,470,121     $         65         297,002    $       3    $   19,822     $    (7,713)
   Issuance of common stock in
     Connection with acquisition                 --               --          23,333           --           198               --
   Exercise of stock options.........            --               --          20,647           --            34               --
   Compensation element of stock
     option grants...................            --               --              --           --            22               --
   Stock repurchase and cancellation.            --               --         (1,052)           --           (3)               --
   Equity adjustment from foreign
     currency translation............            --               --              --           --            --               --
   Net income........................            --               --              --           --            --            1,502
                                        -----------     ------------      ----------    ---------    ----------     ------------
 BALANCE AT DECEMBER 31,
   1996..............................     6,470,121     $         65         339,930            3        20,073          (6,211)
   Issuance of common stock in
     Initial Public Offering ("IPO"),
      net of offering costs of $1.5              --               --       2,417,316           24        32,223               --
      million........................            --
   Conversion of preferred stock,                                --
     concurrent with IPO.............   (6,470,121)             (65)       4,778,072           48            17               --
   Exercise of stock options.........            --               --         155,922           2            221               --
   Stock repurchase and cancellation.            --               --         (6,032)           --          (77)               --
   Equity adjustment from foreign
     currency translation............            --               --              --           --            --               --
   Net income........................            --               --              --           --            --            4,066
                                        -----------     ------------      ----------  -----------    ----------     ------------
 BALANCE AT DECEMBER 31,
   1997..............................            --               --       7,685,208           77        52,457          (2,145)
   Exercise of stock options.........            --               --         142,245            1           267               --
   Stock repurchase and cancellation             --               --         (6,109)           --         (138)               --
   Equity adjustment from foreign
     currency translation............            --               --              --           --            --               --
   Net income........................            --               --              --           --            --            3,594
                                        -----------     ------------      ----------  -----------    ----------     ------------
 BALANCE AT DECEMBER 31,
   1998..............................            --     $         --       7,821,344  $        78    $   52,586     $      1,449
                                        ===========     ============      ==========    =========    ==========     ============

                                        ACCUMULATED
                                            OTHER          TOTAL
                                        COMPREHENSIVE  STOCKHOLDERS'
                                          INCOME          EQUITY
                                       -------------   -------------
  BALANCE AT DECEMBER 31,
   1995..............................   $   (56)        $    12,121
   Issuance of common stock in
     Connection with acquisition              --                198
   Exercise of stock options.........         --                 34
   Compensation element of stock
     option grants...................         --                 22
   Stock repurchase and cancellation.         --                (3)
   Equity adjustment from foreign
     currency translation............        217                217
   Net income........................         --              1,502
                                        -----------     -----------
 BALANCE AT DECEMBER 31,
   1996..............................        161             14,091
   Issuance of common stock in
     Initial Public Offering ("IPO"),
      net of offering costs of $1.5
      million........................         --             32,247
   Conversion of preferred stock,
     concurrent with IPO.............         --                 --
   Exercise of stock options.........         --                223
   Stock repurchase and cancellation.         --               (77)
   Equity adjustment from foreign
     currency translation............      (755)              (755)
   Net income........................         --              4,066
                                        -----------     -----------
 BALANCE AT DECEMBER 31,
   1997..............................      (594)             49,795
   Exercise of stock options.........         --                268
   Stock repurchase and cancellation.         --              (138)
   Equity adjustment from foreign
     currency translation............        304                304
   Net income........................         --              3,594
                                        -----------     ------------
 BALANCE AT DECEMBER 31,
   1998..............................   $  (290)        $     53,823
                                        ===========     ============


The accompanying notes are an integral part of these consolidated financial statements.

                             BIORELIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS

       BioReliance Corporation (the "Corporation") is a contract service organization providing testing, development and manufacturing services for biologics and other biomedical products to biotechnology and pharmaceutical companies worldwide.

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

SEGMENT INFORMATION

       In 1998, BioReliance Corporation adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 supercedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Corporation's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see Note 14).

REVENUE RECOGNITION

       Revenue recognized from commercial contracts, which are principally fixed-price or fixed-rate, is recorded using the percentage-of-completion over time or the completed-contract method, depending on the nature and duration of the contract. Testing and development services are accounted for using the percentage-of-completion over time method, except for services that are generally completed within three days which are accounted for using the completed-contract method. Manufacturing services providing for the delivery of products are accounted for using the completed-contract method, while all other manufacturing services are accounted for using the percentage-of-completion over time method. Percentage-of-completion over time is determined using total project costs as a cost input measure. Revenue recognized from government contracts, which are principally cost-plus-fixed-fee, is recognized in an amount equal to reimbursable costs plus a pro-rata portion of the earned fee. Losses are provided for at the time at which they become known.

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

PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets. The building is depreciated over a twenty-year period. Leasehold improvements are depreciated or amortized over the shorter of the useful life or the lease term with useful lives up to twenty years. Other fixed assets are depreciated or amortized over periods ranging from three to ten years. Equipment is depreciated over five years; and, computer hardware and software is depreciated over three to five years. Significant additions and betterments are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred.

INTANGIBLE ASSETS

       Intangible assets consist primarily of license rights acquired in connection with the acquisition of BIOMEVA GmbH ("BIOMEVA") in 1996 and are amortized on a straight-line basis over three years. Accumulated amortization at December 31, 1997 and 1998 was $304,000 and $438,000, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

       Long-lived assets are evaluated for possible impairment through a review of undiscounted expected future cash flows. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized.

INCOME TAXES

       The Corporation follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred income taxes are recognized for the expected future tax consequences of temporary differences by applying enacted statutory tax rates, in effect for the year in which the differences are expected to reverse, to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Valuation allowances are provided if it is anticipated that some or all of a deferred tax asset may not be realized.

NET INCOME PER SHARE

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This statement replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS, and requires dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Dilutive securities are excluded from the computation in periods in which they have an anti-dilutive effect, and net income available to common stockholders is adjusted accordingly for the effect of cumulative dividends on Convertible Preferred Stock. The Corporation adopted this statement during the fourth quarter of 1997, as required. Accordingly, all prior period EPS data has been restated.

       In February 1998, the SEC issued Staff Accounting Bulletin 98 ("SAB 98"). SAB 98 rescinded SAB 83, which required common shares and common share equivalents issued or granted by the Corporation at prices below the public offering price during the twelve months immediately preceding the filing of the Corporation's initial registration statement and through the effective date of the registration statement to be calculated using the treasury stock method based upon the estimated initial public offering price, and to be included for all periods presented regardless of whether they are dilutive. The Corporation has adopted SAB 98 and, accordingly, all EPS data has been restated as required.

STOCK BASED COMPENSATION POLICY

       The Corporation accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations. Under APB 25, compensation cost is measured as the excess, if any, of the market price of the Corporation's stock at the date of the grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Corporation provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

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

(2)    COMPREHENSIVE INCOME

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

       The Corporation adopted this statement during the first quarter of 1998. The Corporation restated the Statements of Financial Position and the Statements of Stockholders' Equity for the years ended December 31, 1996 and 1997.

(3)    ACQUISITION

       In July 1996, the Corporation acquired all of the shares of BIOMEVA, a contract manufacturer of microbial products located in Germany. Total consideration for the acquisition was $3.3 million, and consisted of $3.1 million paid in cash plus the issuance of 23,333 shares of the Corporation's common stock. The acquisition of BIOMEVA was accounted for by the purchase method and, accordingly the purchase price was allocated based on the fair values of the assets and liabilities acquired. BIOMEVA's operations have been included in the consolidated financial statements since the date of acquisition. Intangible assets of approximately $600,000 were recorded in connection with the acquisition and are being amortized on a straight-line basis over three years. The unaudited pro forma results of operations, assuming that the acquisition had been consummated at January 1, 1996 are as follows for the year ended December 31:


                                                   1996
                                                   ----
                                        (IN THOUSANDS, EXCEPT PER
                                              SHARE AMOUNTS)

Revenue..................................     $ 39,165
Net income...............................     $  1,386
Net income per basic share...............     $  4.49
Net income per diluted share.............     $  0.25

       These unaudited pro forma results of operations include adjustments to BIOMEVA's unaudited historical results of operations which provide for: (1) additional amortization and depreciation expense relating to intangible assets and an increase in the carrying value of property and equipment, which result from application of purchase accounting as if the acquisition had been consummated at January 1, 1996; and (2) a net increase in interest expense, assuming that, as of January 1, 1996, the debt incurred by the Corporation to finance the acquisition was outstanding and the pre-acquisition BIOMEVA debt was repaid.

(4)    MARKETABLE SECURITIES

       Marketable securities consisted of the following amounts at December 31:


                                                                            GROSS                ESTIMATED
1997                                                     AMORTIZED         UNREALIZED             MARKET
----                                                        COST           (LOSSES)               VALUE
                                                      ----------------  ----------------     ----------------
                                                                          (IN THOUSANDS)

     Government and Government Agencies...............    $24,957            $(2)             $ 24,955
     Commercial paper.................................      2,597             ---                2,597
                                                          -------            ----             --------
                                                          $27,554            $(2)             $ 27,552
                                                          =======            ====             ========
1998
----
     Government and Government Agencies...............    $18,250            $(4)             $ 18,246
     Commercial paper.................................        ---             ---                  ---
                                                          -------            ----             --------
                                                          $18,250            $(4)             $ 18,246
                                                          =======            ====             ========

       All securities have maturities of one year or less.

(5)    ACCOUNTS RECEIVABLE

       Accounts receivable consisted of the following amounts as of December 31:


                                                                        1997           1998
                                                                    ------------   --------
                                                                          (IN THOUSANDS)

Billed accounts receivable:

  Commercial.....................................................     $   6,678     $   11,997
  Government.....................................................           506          1,072
                                                                      ---------     ----------
                                                                          7,184         13,069
                                                                      ---------     ----------
Unbilled accounts receivable:

  Commercial.....................................................         7,923          8,080
  Government.....................................................         1,058          1,086
                                                                      ---------     ----------
                                                                          8,981          9,166
                                                                      ---------     ----------
Less allowances for doubtful accounts and unallowable

  contract costs.................................................          (242)          (836)
                                                                      ---------     ----------
Accounts receivable, net.........................................     $  15,923     $   21,399
                                                                      =========     ==========

       Unbilled commercial receivables represent revenue from commercial contracts (recorded using the percentage-of-completion method) which are not yet billable to the client. Generally, these amounts become billable within the next one to three months upon the attainment of a milestone or the completion of the contract.

       Unbilled government receivables represent amounts which are billed on government contracts shortly after the end of each month, based on costs incurred and fees earned during the month, or revenues recognized in excess of billings on government contracts which generally become billable upon final determination of allowable costs by the United States government. Government contract costs for 1996, 1997 and 1998 are subject to final determination of allowable costs by the United States government. In the opinion of management, these determinations will have no material effect on the Corporation's consolidated financial position or results of operations.

(6)    PROPERTY AND EQUIPMENT

       Property and equipment consisted of the following amounts as of December 31:


                                                                1997           1998
                                                            -------------   ---------
                                                                  (IN THOUSANDS)
Land....................................................   $      1,984   $      2,704
Building................................................          7,859          9,827
Equipment, furniture, fixtures, and computer hardware
and software............................................         16,511         21,408
Leasehold improvements..................................          2,291          2,463
Construction in progress and assets not yet placed in
service.................................................          1,900          7,358
                                                           ------------   ------------
Property and equipment, at cost.........................         30,545         43,760
Less accumulated depreciation and amortization..........        (14,944)       (18,389)
                                                           ------------   ------------
Property and equipment, net.............................   $     15,601   $     25,371
                                                           ============   ============

(7)    DEBT

       Debt consisted of the following amounts as of December 31:


                                         1997          1998
                                     ------------  ------------
                      (IN THOUSANDS)

Mortgage Loan.....................   $     3,223   $     2,867
Promissory Note...................         1,260           900
Capital lease obligations.........         2,525         8,775
                                     -----------   -----------
Total debt........................         7,008        12,542
Less current portion..............        (1,574)       (4,628)
                                     -----------   -----------
Long-term portion.................   $     5,434   $     7,914
                                     ===========   ===========

BANK DEBT

       The Corporation has a loan agreement with a bank in the amount of $4,300,000 with a maturity date of November 30, 1999 (the "Mortgage Loan"). In addition to a principal payment of $30,000 per month, the note bears interest at the London Inter-Bank Offering Rate ("LIBOR") plus the applicable LIBOR Rate Additional Percentage ("LIBOR Rate Option"). The LIBOR Rate Option ranged from 0.85% to 2.0% depending on the Corporation achieving certain funded debt to EBITDA ratios. At December 31, 1998, the interest rate was 6.63% and the LIBOR Rate Option was 1.40%.

       In May 1995, the Corporation entered into an interest rate swap agreement whereby the variable interest rate portion of the Mortgage Loan was effectively converted into a fixed rate of 6.55% per annum. This agreement expires on November 30, 1999. Amounts to be paid or received under the interest rate swap agreement are recognized as interest income or expense in the periods in which they accrue and are recorded in the same category as that arising from the Mortgage Loan. The agreement is a straight forward contract that has no imbedded options or other terms involving a higher level of complexity or risk. The effect of the interest rate swap agreement on interest expense was not material in 1996, 1997 or 1998. The effect of the interest rate swap agreement and the LIBOR Rate Option resulted in a 7.95% effective interest rate at December 31, 1998.

       In addition to the Mortgage Loan, the Corporation has available borrowings up to $1,000,000 under the terms of a revolving loan agreement with the same bank. The revolving loan agreement requires monthly interest payments on the unpaid Principal Sum, and the unpaid Principal Sum, together with unpaid accrued interest payable in full on May 31, 1999. The note bears interest at the same rate as the Mortgage Loan. The Corporation has also agreed to pay a quarterly commitment fee equaling 0.25% of the average unused portion of the revolving bank loan. At December 31, 1998, no amounts were outstanding under the facility. This revolving loan agreement expires in May 1999.

       In June 1996, the Corporation entered into a promissory note with the same bank for $1,800,000 with a maturity date of June 30, 1999 (the "Promissory Note") and amended its loan agreement to provide for these borrowings. In addition to a principal payment of $30,000 per month, the note bears interest at the same rate as the Mortgage Loan. At December 31, 1998, the interest rate was 6.63%.

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

CAPITAL LEASE OBLIGATIONS

       The Corporation leases land and certain equipment under noncancelable lease agreements accounted for as capital leases. In April 1998, the Corporation entered into certain third-party leasing and subleasing arrangements relating to the construction of new manufacturing space in Rockville, MD. These arrangements require the Corporation to make certain noncancelable lease payments over the next twenty years and to guarantee indebtedness of approximately $4.4 million. The terms of the arrangements require that the leases be accounted for as capital leases. The assets underlying capitalized leases are included with the Corporation's owned property and equipment, and are summarized as follows as of December 31:


                                           1997           1998
                                       ------------     --------
                                       (IN THOUSANDS)

Land................................    $    1,984     $    2,704
Construction in progress............           ---          6,160
Machinery and equipment.............         4,407          4,609
                                        ----------     ----------
Total assets at cost................         6,391         13,473
Less accumulated depreciation.......        (2,760)        (3,585)
                                        ----------     ----------
Net capitalized assets..............    $    3,631     $    9,888
                                        ==========     ==========

       The future minimum lease payments under capital lease obligations at December 31, 1998 were as follows (in thousands):


Years ending December 31:

  1999............................................   $   1,365
  2000............................................       1,182
  2001............................................         824
  2002............................................         737
  2003............................................         721
  Thereafter......................................      10,726
                                                     ---------
Total minimum lease payments......................      15,555
Less amount representing interest.................      (6,780)
                                                     ---------
Present value of minimum lease payments...........       8,775
Less current portion..............................        (861)
                                                     ---------
Long-term portion.................................   $   7,914
                                                     =========

(8)    STOCKHOLDERS' EQUITY

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

STOCK OPTION PLANS

       The Board of Directors of the Corporation adopted the 1997 Incentive Plan ("the 1997 Plan") in May 1997, and approved amendments to the 1997 Plan in September 1997 and May 1998. The 1997 Plan replaced all of the Corporation's former stock option plans. Under the terms of the 1997 Plan, the Corporation may grant or award incentive and nonqualified stock options, stock appreciation and dividend equivalent rights, restricted stock, performance units, and performance shares (collectively, "Awards") to employees, officers, non-employee directors, consultants and advisors. The 1997 Plan also provides for the initial and annual grant of options to each of its non-employee directors which must be granted at an exercise price equal to the fair market value on the date of grant and which generally vest in one-third increments over three years and have seven-year terms. These Awards are exercisable as determined by the Corporation's compensation committee and expire no later than seven years after the date of the grant. The exercise price of incentive stock options must equal or exceed the fair market value of the stock on the date of grant.

       As of December 31, 1998, 712,277 and 397,346 shares were authorized and available for grants, respectively.

       Changes in options outstanding were as follows:


                                                      WEIGHTED AVERAGE
                                        NUMBER OF       OPTION PRICE
                                          SHARES         PER SHARE
                                       ------------   -----------------

Balance, December 31, 1995.........         794,481       $  1.89
  Granted..........................         141,066          4.77
  Exercised........................         (20,647)         1.96
  Canceled.........................         (43,536)         2.25
                                       ------------
Balance, December 31, 1996.........         871,364          2.43
  Granted..........................          34,536         12.84
  Exercised........................        (155,922)         1.58
  Canceled.........................         (40,742)         4.49
                                       ------------
Balance, December 31, 1997.........         709,236          3.34
  Granted..........................         418,040         13.00
  Exercised........................        (142,245)         1.90
  Canceled.........................         (92,879)        11.83
                                      -------------
Balance, December 31, 1998.........         892,152          6.71
                                      =============

       To determine fair value under SFAS 123, the Corporation used the Black-Scholes option-pricing model and the following weighted-average assumptions for 1996, 1997 and 1998: a risk-free interest rate of 5.88%, expected lives of 6 years, expected volatility of 82%, and expected dividends of zero. The weighted average fair value of options granted during 1996, 1997 and 1998 was $1.80, $5.44 and $9.27, respectively.

       For options outstanding and exercisable at December 31, 1998, the following number of options, range of exercise prices and weighted average exercise prices were:


                                                  WEIGHTED-AVERAGE
        RANGE OF                 SHARES         REMAINING CONTRACTUAL       WEIGHTED-AVERAGE
     EXERCISE PRICES          OUTSTANDING               LIFE                 EXERCISE PRICE
-------------------------- ------------------- ------------------------ --------------------
$ 0.56 -   1.50                 317,205                  1.7                     $  1.47
$ 2.25 -   4.50                 163,870                  3.5                     $  2.74
$ 7.25 -  11.88                 187,479                  6.3                     $  9.19
$13.41 -  19.75                 212,448                  6.7                     $ 14.58
$21.25 -  23.00                  11,150                  7.5                     $ 22.48
                                -------
Total                           892,152                  4.3                     $  6.71
                                =======



                        WEIGHTED-AVERAGE
    EXERCISABLE          EXERCISE PRICE
 -----------------    -------------------
        316,205           $ 1.48
        120,918           $ 2.66
         21,532           $ 7.96
          2,551           $13.41
            662           $21.25
         ------
        461,868           $ 2.18
        =======


       As permitted by SFAS 123, the Corporation's has chosen to continue accounting for stock options at their intrinsic value. Accordingly no compensation expense has been recognized for its stock option compensation plans. Had the fair value method of accounting been applied to the Corporation's stock option plans the impact would be as follows:


                                                              1996         1997        1998
                                                           ----------   ----------  -------
                                                             (IN THOUSANDS, EXCEPT PER SHARE
                                                                         AMOUNTS)

  Net income as reported.................................   $  1,502     $  4,066    $3,594
  Estimated fair value of the year's option grants.......       (34)         (61)     (453)
                                                           ---------    ---------   ---------
  Proforma net income....................................     1,468         4,005     3,141

  Adjusted net income per share

      Basic .............................................      4.30          1.16      0.40
       Diluted...........................................      0.23          0.59      0.38

(9)    INCOME TAXES

INCOME TAX PROVISION

       Income before income taxes consisted of the following amounts for the years ended December 31:





                                        1996         1997        1998
                                     ----------   ----------  -------
                                             (IN THOUSANDS)

Domestic..........................   $   1,632      $ 5,839    $5,062
Foreign...........................         716        1,179       820
                                     ---------      -------    ------
Income before income taxes........   $   2,348      $ 7,018    $5,882
                                     =========      =======    ======

       The provision for income taxes consisted of the following amounts for the years ended December 31:


                                                               1996        1997         1998
                                                            ----------  ----------   -------
                                                                      (IN THOUSANDS)

Current:
  Federal................................................    $     --    $    465     $  533
  Foreign................................................         323         464        222
  State..................................................          --         233        251
                                                             --------    --------     ------
       Total current provision...........................         323       1,162      1,006
                                                             --------    --------     ------
Deferred:
  Federal................................................         540       1,116      1,223
  Foreign................................................         (90)        323       (192)
  State..................................................          73         350        251
                                                             --------    --------     ------
       Total deferred provision .........................         523       1,789      1,282
                                                             --------    --------     ------
       Total provision for income taxes..................    $    846    $  2,951     $2,288
                                                             ========    ========     ======

       The provision for income taxes differed from that which would be computed by applying the U.S. Federal income tax rate to income before income taxes for the years ended December 31:


                                                          1996          1997           1998
                                                     -------------  ------------   --------
Federal tax at statutory rate.....................        34.0%          34.0%       34.0%
State tax, net of federal benefit.................          --            2.2         2.8
Adjustment for foreign income taxes...............         4.4           (0.1)        0.1
U.K. consolidation................................          --             --         5.2
Change in valuation allowance.....................         0.9           12.2         4.8
Charitable contribution...........................          --           (7.5)         --
Tax credits.......................................          --             --       (13.4)
Nondeductible expenses............................         1.5            0.1         3.6
Other.............................................        (4.8)           1.1         1.9
                                                      --------        -------     -------
Provision for income taxes........................        36.0%          42.0%       39.0%
                                                        ======         ======    ========

       During 1997, the Corporation donated 100% of the outstanding stock of one of its subsidiaries to a not-for-profit organization which resulted in a permanent difference between income reported for tax purposes and financial reporting purposes.

       Effective January 1, 1998, BioReliance Holding GmbH ("BRH") and BIOMEVA may consolidate income for German tax purposes pursuant to an agreement dated November 30, 1998, which continues for five years. In addition BRH declared a distribution to the Corporation during 1998 which entitles BRH to a German tax refund.

       Effective December 31, 1998, BioReliance, Ltd. ("BREL, Ltd.") and BioReliance Manufacturing, Ltd. (formerly MAGENTA Services, Ltd.) were merged for U.K. tax purposes. In addition to the business strategy benefits of this merger, it allows for the efficient use of certain tax assets.

DEFERRED INCOME TAXES

       Deferred income taxes consisted of the following amounts as of December
31:


                                                                    1997          1998
                                                                -----------   -----------
                                                                      (IN THOUSANDS)

Deferred tax assets:

  Net operating loss carryforwards............................  $      771    $   838
  Accrued expenses............................................         373        527
  Tax credit carryforwards....................................       1,114         --
  Other.......................................................         502      1,105
                                                                ----------   --------
Gross deferred tax assets.....................................       2,760      2,470
Valuation allowance...........................................        (771)    (1,089)
                                                                ----------   --------
  Net deferred tax assets.....................................       1,989      1,381
                                                                ----------   --------
Deferred tax liabilities:
  Unbilled accounts receivable................................      (1,640)    (2,337)
  Depreciation and amortization...............................        (643)      (620)
  Other.......................................................          --         --
                                                                ----------   --------
  Deferred tax liabilities....................................      (2,283)    (2,957)
                                                                ----------   --------
Deferred taxes, net...........................................  $     (294)  $ (1,576)
                                                                ===========  ========

Deferred income tax liabilities, current portion..............  $   (1,271)  $ (2,337)
Deferred income tax liabilities, long-term portion............          --       (620)
Deferred income tax assets, current portion...................          --        786
Deferred income tax assets, long-term portion.................         977        595
                                                                ----------   --------
Deferred taxes, net...........................................  $     (294)    (1,576)
                                                                ==========   ========

       The Corporation records a valuation allowance for deferred tax assets when it is management's judgment that it is more likely than not that all or a portion of a deferred tax asset will not be realized. During 1998, the increase in the valuation allowance is due principally to valuation allowances established for net operating losses in certain foreign jurisdictions. Additionally, in 1998 the Corporation established a valuation allowance in recognition of the impact of certain other tax strategies.

TAX CARRYFORWARDS

       At December 31, 1998, the Corporation had foreign net operating loss carryforwards available to offset future taxable income of approximately $700,000 and $400,000 in the U.K. and in Germany, respectively which may be carried forward indefinitely.

(10)   NONRECURRING CHARGE

       During 1996, the Corporation incurred a charge against operations of $696,000 in connection with the Corporation's settlement of a dispute with a landlord relating to the termination of a lease. This liability was included in other accrued liabilities at December 31, 1996.

(11)   RETIREMENT PLAN

       The Corporation sponsors a defined-contribution retirement 401(k) plan covering substantially all of its employees. Contributions made by the Corporation in 1996, 1997 and 1998 equaled 50% of the voluntary employee contributions up to a maximum of 6% of a participant's annual compensation. The Corporation's retirement plan contributions were $262,000, $286,000 and $282,000 in 1996, 1997 and 1998, respectively.

(12)   NET INCOME PER SHARE

       The following is a reconciliation between net income and net income available to common stockholders used in the numerator for basic EPS for the years ended December 31:


                                                               1996        1997         1998
                                                            ----------  ----------   -------
                                                                      (IN THOUSANDS)

Net income...............................................    $  1,502    $4,066       $3,594
Assumed dividends paid to preferred stockholders.........        (139)        ---          ---
                                                            ----------  ---------    ---------
Net income available to common stockholders..............    $  1,363    $  4,066     $  3,594
                                                             ========    ========     ========

       The following is a reconciliation between net income available to common stockholders and net income available per common and common equivalent stockholders used in the numerator for diluted EPS for the years ended December 31:


                                                               1996        1997         1998
                                                            ----------  ----------   -------
                                                                      (IN THOUSANDS)

Net income available to common stockholders..............    $  1,363    $4,066       $  3,594
Assumed dividends paid to preferred stockholders.........         139       ---          ---
                                                            ---------   ---------    ---------
Net income available to common and common
    equivalent stockholders..............................    $  1,502    $4,066       $  3,594
                                                             ========    ======       ========

       The following is a reconciliation between the weighted average common stock outstanding denominator used in basic EPS and the weighted average common and common equivalent shares outstanding denominator used in diluted EPS for the years ended December 31:


                                                               1996        1997         1998
                                                            ----------  ----------   -------
                                                                      (IN THOUSANDS)
Weighted average common stock outstanding................         309       3,458        7,791
Preferred stock, as if converted.........................       4,759       2,723          ---
Stock  options, as if converted..........................         611         652          442
                                                             --------    --------     --------
Weighted average common and common equivalent
    shares outstanding...................................       5,679       6,833        8,233
                                                            =========    ========     ========

(13)   COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

       The Corporation leases certain facilities and equipment under noncancelable operating leases that expire at various dates through 2017. In October 1997, the Corporation entered into a lease agreement with a developer to construct a new facility in Rockville, MD. Construction was completed in August 1998. The new facility is the Corporation's headquarters and will also provide expanded laboratories and other capacities for operational businesses. The lease requires the Corporation to make certain noncancelable lease payments over the next 15 years. The terms of the agreement require that the lease be accounted for as an operating lease. Future minimum lease payments under operating leases were as follows (in thousands):


Years ending December 31:

  1999............................................   $     1,704
  2000............................................         1,751
  2001............................................         1,748
  2002............................................         1,789
  2003............................................         1,839
  Thereafter......................................        13,683
                                                     -----------
     Total future minimum lease payments..........   $    22,514
                                                     ===========

       Total rent expense for all operating leases was $1,573,000, $1,650,000 and $1,864,000 in 1996, 1997 and 1998, respectively.

COMMITMENTS

       At December 31, 1998, the Corporation had formulated capital spending plans of approximately $17.2 million, primarily for a new manufacturing facility, relating to building improvements and equipment.

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

(14)   SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

SEGMENT INFORMATION

       During 1998, the Corporation adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information", which changes the way the Corporation reports information about its operating segments. The information for 1997 and 1996 has been restated from the prior year's presentation in order to conform to the 1998 presentation.

       The Corporation has two reportable segments: Testing and Development Services and Manufacturing Services each of which spans the product cycle from early preclinical development through licensed production. BioReliance provides a broad range of Testing and Development Services. Testing Services are the core, mature parts of its business, while Development Services represent an outgrowth of prior biotesting relationships with clients and regulators. Testing Services include assessment of cell banks used to manufacture biologics, validation of purification processes for clearance of adventitious agents such as viruses, and testing of in-process and final products. Development Services were expanded in 1995 in response to clients' expressed needs for development of analytical techniques to characterize biologics better in anticipation of new FDA regulations and guidelines published during 1996 that permit the development and manufacturing processes for well-characterized biologics to be streamlined. Manufacturing Services currently include both viral production, microbial fermentation, cell banking and biorepository services.

       The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies". Segment data includes intersegment revenues. The Corporation evaluates the performance of its operating segments based on revenues and gross profit.

       Summarized financial information concerning the Corporation's reportable segments is shown in the following table (in thousands). Asset information by reportable segment is not reported, since the Corporation does not produce such information internally.


                                                                  1996             1997           1998
                                                                  ----             ----           ----
Revenues:
   Testing and Development                                 $  32,746         $  40,613       $  42,736
   Manufacturing                                               4,936             7,275           7,107
                                                            --------          --------        --------
         Total                                             $  37,682         $  47,888       $  49,843
                                                            ========          ========        ========

Gross Profit:
   Testing and Development                                 $  12,066         $  17,471       $  19,754
   Manufacturing                                                 756               965             351
                                                            --------          --------        --------
      Total                                                $  12,822         $  18,436       $  20,105
                                                            ========          ========        ========

       The following table outlines the Corporation's revenues, gross profit and identifiable assets by geographic region as of or for the years ended December 31 (in thousands):


                                                                   1996           1997             1998
                                                                   ----           ----             ----

Revenues:
   United States                                            $ 31,173        $ 40,183          $ 42,117
   Europe                                                      6,509           7,705             7,726
                                                            --------        --------          --------
      Total                                                 $ 37,682        $ 47,888          $ 49,843
                                                            ========        ========          ========
Gross Profit:
   United States                                            $ 10,635        $ 15,842          $ 17,476
   Europe                                                      2,187           2,594             2,629
                                                            --------        --------          --------
      Total                                                 $ 12,822        $ 18,436          $ 20,105
                                                            ========        ========          ========
Identifiable Assets:
   United States                                            $ 11,548        $ 12,371          $ 22,063
   Europe                                                      3,396           3,230             3,308
                                                            --------        --------          --------
      Total                                                 $ 14,944        $ 15,601          $ 25,371
                                                            ========        ========          ========

SIGNIFICANT CUSTOMERS

       Sales to the U.S. Government represented 10%, 8% and 8% of consolidated revenue in 1996, 1997 and 1998, respectively.

(15)   SUPPLEMENTAL CASH FLOW INFORMATION


                                                                           YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------------
                                                                     1996           1997          1998
                                                                 ------------   ------------  ------------
                                                                               (IN THOUSANDS)

Cash paid during the year for:

  Income tax payments.........................................     $       4      $      475    $   1,317
  Interest payments...........................................     $     844      $      713    $     553
Noncash investing and financing activities:
  Equipment acquired under capital lease agreements
     (Note 7).................................................     $     903             ---    $     240
Land acquired under capital lease agreement...................           ---             ---    $     720
Building acquired under capital lease agreement...............           ---             ---    $   6,160

Details of acquisition (Note 3):

  Fair value of assets acquired...............................     $   3,857
  Liabilities assumed.........................................          (595)
  Stock issued................................................          (198)
                                                                   ---------
  Cash paid...................................................         3,064
  Less cash acquired..........................................          (312)
                                                                   ---------
Net cash paid for acquisition.................................     $   2,752
                                                                   =========

(16)   NEW ACCOUNTING PRONOUNCEMENTS

       In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" ("SFAS 132") - an amendment of FASB Statements No. 87, 88, and 106. The statement revises employers' disclosures about pension and other postretirement benefit plans. SFAS 132 is effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. The Corporation adopted SFAS 132 in 1998.

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions;

and hedges of foreign currency exposures of net investments in foreign operations. SFAS 133 is effective for years beginning after June 15, 1999, with earlier adoption permitted. The Corporation believes that the effect of adoption of SFAS 133 will not be material.

(17)   FOURTH QUARTER ADJUSTMENTS

       During the fourth quarter of 1998, the Corporation recorded an adjustment impacting the allowance for bad debt, and the related expense. The Corporation increased its allowance for doubtful accounts and related expense by $200,000, which is included in selling, general and administrative cost for the year.

                                   SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                   COLUMN A                            COLUMN B                       COLUMN C
-----------------------------------------------    ------------------           ------------------
                                                                                      ADDITIONS
                                                                                ------------------
                                                      BALANCE AT                              CHARGED TO
                                                       BEGINNING        CHARGED TO COSTS      OTHER ACCOUNTS
                 DESCRIPTION                            OF YEAR           AND EXPENSES          -DESCRIBE
-----------------------------------------------    ------------------    ------------------  ------------------

Year Ended December 31, 1996

    Allowance for doubtful accounts................  $  243,000           $   32,000     $        ---
    Deferred tax valuation allowance...............     350,000               23,000              ---
Year Ended December 31, 1997

    Allowance for doubtful accounts................     240,000               16,000              ---
    Deferred tax valuation allowance...............     373,000              398,000              ---
Year Ended December 31, 1998

    Allowance for doubtful accounts................     242,000              510,000       84,000 (2)
    Deferred tax valuation allowance...............     771,000              318,000              ---

----------------------------

                                                         COLUMN D          COLUMN E
                                                      --------------    --------------



                                                        DEDUCTIONS -       BALANCE AT
                                                          DESCRIBE         END OF YEAR
                                                       ---------------  ----------------

Year Ended December 31, 1996

    Allowance for doubtful accounts................  $   35,000(1)         $240,000
    Deferred tax valuation allowance...............        ---              373,000
Year Ended December 31, 1997

    Allowance for doubtful accounts................      14,000(1)          242,000
    Deferred tax valuation allowance...............        ---              771,000
Year Ended December 31, 1998

    Allowance for doubtful accounts................        ---              836,000
    Deferred tax valuation allowance...............        ---            1,089,000

----------------------------
(1)    Amounts are write-offs of uncollectible accounts receivable.
(2) Amounts represent a reclassification of excess intercompany work in process reserves.