Form 10-Q
period 1999-03-31
BIORELIANCE CORP
filed 1999-05-17
CIK 1036629

==============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

YES    X       NO
     -----         -----

As of May 5, 1999, 7,842,872 shares of registrant's Common Stock, par value $.01 per share, were outstanding.

==============================================================================

                            BIORELIANCE CORPORATION

                               TABLE OF CONTENTS

                                                                                               PAGE
                                                                                              NUMBER
                                                                                              ------
PART I      FINANCIAL INFORMATION

            Item 1  -  Financial Statements:

               Consolidated Balance Sheets as of December 31, 1998 and
               March 31, 1999.............................................................       3

               Consolidated Statements of Income for the Three Months
               Ended March 31, 1998 and 1999..............................................       4

               Consolidated Statements of Cash Flows for the Three Months
               Ended March 31, 1998 and 1999..............................................       5

               Notes to Consolidated Financial Statements.................................       6

            Item 2  -  Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................................       9

            Item 3  -  Quantitative and Qualitative Disclosures About Market Risks........      17


PART II     OTHER INFORMATION.............................................................      18

SIGNATURES................................................................................      19

                        PART I -- FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                            BIORELIANCE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                             MARCH 31,
                                                                                          DECEMBER 31,          1999
                                                                                              1998          (UNAUDITED)
                                                                                        ---------------    -------------
                                                         ASSETS
Current assets:
   Cash and cash equivalents................................................              $    8,847         $    13,123
   Marketable securities....................................................                  18,250              13,351
   Accounts receivable, net.................................................                  21,399              18,729
   Other current assets.....................................................                   2,506               2,083
                                                                                            ---------          ----------
            Total current assets............................................                  51,002              47,286
Property and equipment, net.................................................                  25,371              24,757
Intangible assets, net......................................................                     122                 ---
Deposits and other assets...................................................                     450                 923
                                                                                            ---------          ----------
            Total assets....................................................              $   76,945         $    72,966
                                                                                            =========          ==========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt........................................              $    4,628         $     4,397
   Accounts payable.........................................................                   2,685               1,193
   Accrued employee compensation and benefits...............................                   1,955               1,708
   Other accrued liabilities................................................                   1,732               1,552
   Customer advances........................................................                   2,632               2,384
   Deferred income taxes....................................................                   1,551               1,551
                                                                                            ---------          ----------
            Total current liabilities.......................................                  15,183              12,785
Deferred taxes..............................................................                      25                  25
Long-term debt..............................................................                   7,914               7,863
                                                                                            ---------          ----------
            Total liabilities...............................................                  23,122              20,673
                                                                                            ---------          ----------
Commitments and contingencies

Stockholders' equity:
   Convertible preferred stock, $.01  par value:  6,900,000 shares
      authorized; no shares issued and outstanding..........................                     ---                 ---
   Common stock, $.01 par value:  15,000,000 shares authorized;
     7,821,344 and 7,835,960 shares issued and outstanding..................                      78                  78
   Additional paid-in capital...............................................                  52,586              52,620
   Retained earnings........................................................                   1,449                 322
   Accumulated other comprehensive income...................................                    (290)               (727)
                                                                                            ---------          ----------
            Total stockholders' equity......................................                  53,823              52,293
                                                                                            ---------          ----------

            Total liabilities and stockholders' equity......................              $   76,945         $    72,966
                                                                                            =========          ==========


The accompanying notes are an integral part of these consolidated financial statements.

                            BIORELIANCE CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                  -----------------------------
                                                                       1998            1999
                                                                    ----------      ---------
Revenue.........................................................   $    11,971    $   10,316
                                                                     ----------     ---------
Expenses:
    Cost of sales...............................................         7,146         7,590
    Selling, general and administrative.........................         2,894         4,085
    Research and development....................................           386           355
                                                                     ----------     ---------
                                                                        10,426        12,030
                                                                     ----------     ---------

Income (loss) from operations...................................         1,545        (1,714)
                                                                     ----------     ---------
Other (income) expense:
    Interest income.............................................          (486)         (461)
    Interest expense............................................           159           193
    Other (income) expense......................................           132            47
                                                                     ----------     ---------
                                                                          (195)         (221)
                                                                     ----------     ---------

Income (loss) before income taxes...............................         1,740        (1,493)
Income tax provision (benefit)..................................           734          (366)
                                                                     ----------     ---------

Net income (loss)...............................................   $     1,006    $   (1,127)
                                                                     ----------     ---------

Net income (loss) per share:
    Basic.......................................................   $      0.13    $    (0.14)
                                                                     ==========     =========

    Diluted.....................................................   $      0.12    $    (0.14)
                                                                     ==========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                            BIORELIANCE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                                  THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                        --------------------------------------
                                                                                            1998                       1999
                                                                                         ----------                 ----------
Cash flows from operating activities:
  Net income (loss)...................................................................  $     1,006                $    (1,127)
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
      Depreciation....................................................................          703                      1,205
      Amortization expense............................................................           53                         68
      Amortization of bond premiums and discounts.....................................          (79)                      (153)
      Deferred income taxes, net......................................................          760                        ---
      Changes in current assets and liabilities:
          Accounts receivable, net....................................................         (401)                     2,817
          Other current assets........................................................       (2,126)                       372
          Accounts payable............................................................         (746)                    (1,581)
          Accrued employee compensation and benefits..................................         (699)                      (245)
          Other accrued liabilities...................................................         (273)                      (145)
          Customer advances...........................................................          289                       (206)
      Deposits and other assets.......................................................          ---                       (473)
                                                                                          ----------                 ----------
               Net cash provided by (used in) operating activities....................       (1,513)                       532
                                                                                          ----------                 ----------
Cash flows from investing activities:
    Purchases of marketable securities................................................      (11,500)                    (2,448)
    Proceeds from the maturities of marketable securities.............................       14,500                      7,500
    Purchases of property and equipment...............................................         (577)                      (556)
                                                                                          ----------                 ----------
               Net cash provided by investing activities..............................        2,423                      4,496
                                                                                          ----------                 ----------
Cash flows from financing activities:
     Proceeds from exercise of stock options..........................................          154                         34
     Payments on debt.................................................................         (180)                      (180)
     Payments on capital lease obligations............................................         (199)                      (229)
     Repurchase and cancellation of treasury stock....................................         (122)                       ---
                                                                                          ----------                 ----------
               Net cash used in financing activities..................................         (347)                      (375)
                                                                                          ----------                 ----------

Effect of exchange rate changes on cash and cash equivalents..........................           10                       (377)
                                                                                          ----------                 ----------

Net increase in cash and cash equivalents.............................................          573                      4,276
Cash and cash equivalents, beginning of period........................................        6,227                      8,847
                                                                                          ----------                 ----------

Cash and cash equivalents, end of period..............................................  $     6,800                $    13,123
                                                                                          ==========                 ==========



The accompanying notes are an integral part of these consolidated financial statements.

                            BIORELIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  DESCRIPTION OF THE BUSINESS

   BioReliance Corporation (the "Corporation") is a contract service organization providing nonclinical testing and contract manufacturing services for biologics to biotechnology and pharmaceutical companies worldwide.

(2)  INTERIM FINANCIAL STATEMENTS PRESENTATION

   The accompanying interim financial statements are unaudited and have been prepared by the Corporation pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore these consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Corporation's Annual Report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements for the three-month period ended March 31, 1998 and 1999 include all normal and recurring adjustments, which are necessary for a fair presentation of the results of the interim period. The results of operations for the three-month period ended March 31, 1998 and 1999 are not necessarily indicative of the results for the entire year ending December 31, 1999.

 (3)  NET INCOME (LOSS) PER SHARE

   The Corporation calculates earnings per share ("EPS") on both a basic and diluted basis. Dilutive securities are excluded from the computation in periods which they have an anti-dilutive effect. Net income available to common stockholders and common equivalent stockholders is equal to net income for all periods presented.

   The following table represents reconciliations between the weighted average common stock outstanding used in basic EPS and the weighted average common and common equivalent shares outstanding used in diluted EPS for each of the periods presented:

                                      THREE MONTHS
                                    ENDED MARCH 31,
                                   1998         1999
                                  ------      --------
                                     (IN THOUSANDS)
Weighted average common
stock outstanding............      7,732        7,832
Stock  options, as if
converted....................        617          ---
                                  ------       ------
Weighted average common and
common equivalent shares
outstanding..................      8,349        7,832
                                  ======       ======

(4)    SEGMENT INFORMATION

   Summarized financial information concerning the Corporation's reportable segments, for the three months ended March 31, is shown in the following table:

                                           THREE MONTHS
                                          ENDED MARCH 31,
                                          (IN THOUSANDS)
                                       1998             1999
                                       ----             ----
Revenues:
   Testing and Development            $10,608         $ 8,937
   Manufacturing                        1,363           1,379
                                      -------         -------
         Total                        $11,971         $10,316
                                      =======         =======
Gross Profit:
   Testing and Development            $ 4,828         $ 2,699
   Manufacturing                           (3)             27
                                      -------         -------
      Total                           $ 4,825         $ 2,726
                                      =======         =======

   The following table outlines the Corporation's revenues and gross profit by geographic region for the three months ended March 31:

                                            THREE MONTHS
                                           ENDED MARCH 31,
                                           (IN THOUSANDS)
                                        1998            1999
                                        ----            ----
Revenues:
   United States                      $10,115         $ 8,519
   Europe                               1,856           1,797
                                      -------         -------
      Total                           $11,971         $10,316
                                      =======         =======


Gross Profit:
   United States                      $ 4,074         $ 2,370
   Europe                                 751             356
                                      -------         -------
      Total                           $ 4,825         $ 2,726
                                      =======         =======

 (5)   NEW ACCOUNTING PRONOUNCEMENTS

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

(6) CONTINGENCIES

   The Corporation is involved in various claims and legal proceedings arising in the ordinary course of business. The Corporation does not believe that such claims or proceedings, individually or in the aggregate, will have a material adverse effect on the Corporation's consolidated financial position or results of operations.

   The Corporation has been identified by the U.S. Environmental Protection Agency ("EPA") as one of several hundred potentially responsible parties ("PRPs") under CERCLA with respect to the Ramp Industries, Inc., site in Denver, Colorado. Although the Corporation believes that it sent only a small quantity of waste to this site, liability under CERCLA can exceed a PRP's pro rata share of cleanup costs. The EPA has incurred approximately $5 million to date to remove wastes from this site and expects to incur approximately an additional $1.3 million to remove the remaining wastes. However, the estimated total cleanup costs have not been determined. A joint settlement proposal was developed in October 1997 and submitted to EPA Region VIII representatives, who have agreed to support the proposal to Senior EPA management and the Department of Justice. There can be no assurance at this time that the joint settlement proposal will be accepted by the Department of Justice. The Corporation believes that the outcome of this matter will not have a material adverse effect on the Corporation's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Certain statements made in this Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or similar words or phrases. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by BioReliance with the Securities and Exchange Commission, including in its Prospectus, dated July 28, 1997, and its Forms 10-K and 10-Q, and include, among others, the following: general economic and market conditions; the size and growth of the overall markets for biopharmaceuticals, including the amounts spent on research and development by biotechnology and pharmaceutical companies; changes in government regulations; the size, timing and mix of contracts for the Corporation's products and services; the ability of BioReliance to attract and retain qualified technical and management personnel; seasonal demand for the Corporation's products and services; fluctuations and difficulty in forecasting operating results; the ability of BioReliance to sustain, manage or forecast its growth and utilize its facilities; the loss of significant contracts or customers; business disruptions and other factors referenced in the above reports. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Corporation's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

      The following discussion and analysis of the Corporation's financial condition and results of operations should be read in conjunction with the Corporation's consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1998

      Revenue was $10.3 million in the three months ended March 31, 1999, a decrease of 14.2% over revenue of $12.0 million in the three months ended March 31, 1998. The decrease was attributable to a decrease in the revenue in the testing and development segment. Testing and development services generated revenue of $8.9 million in the three months ended March 31, 1999, a decrease of 16.0% from revenue of $10.6 million in the three months ended March 31, 1998. Manufacturing services generated revenue of $1.4 million for the three months ended March 31, 1999 and the three months ended March 31, 1998. The decrease in testing and development revenue can be attributed to lower than expected orders. Additionally, in the development area, a number of projects were delayed by the customer or the scope of the planned projects was diminished by the customer. In manufacturing services, increases in manufacturing revenue generated in Germany were offset by decreases in U.S. manufacturing revenue. The increase in German manufacturing revenue can be attributed to additional revenues from a new contract in 1999. Testing and development services and manufacturing services accounted for 86.6% and 13.4%, respectively, of the Corporation's revenue for the three months ended March 31, 1999, and 88.6% and 11.4%, respectively, of the Corporation's revenue for the three months ended March 31, 1998. Revenue generated in Europe decreased from $1.9 million for the three months ended March 31, 1998, to $1.8 million for the three months ended March 31, 1999, a 5.3% decrease.

      Cost of sales was $7.6 million for the three months ended March 31, 1999, an increase of 7.0% over cost of sales of $7.1 million in the three months ended March 31, 1998. As a percentage of total revenue, cost of sales increased to 73.8% for the three months ended March 31, 1999 from 59.2% for the three months ended March 31, 1998. The increase was primarily due to increases in cost of sales related to the testing and development segment. The increase in cost of sales relates to increased direct expenses such as labor and materials and an increase in facilities costs. Gross profit for testing and development services was $2.7 million for the three months ended March 31, 1999, a decrease over gross profit of $4.8 million for the three months ended March 31, 1998. The decrease in gross profit can be primarily attributed to a decrease in revenues for testing and development combined with an increase in cost of sales. Gross profit for manufacturing services was $27,000 for the three months ended March 31, 1999, while manufacturing services generated a loss of $3,000 for the three months ended March 31, 1998. Gross profit for Europe decreased from $.8 million for the three months ended March 31, 1998 to $.4 million for the three months ended March 31, 1999, a decrease of 50%. The decrease in gross profit can be primarily attributed to the combination of a decrease in revenues and an increase in cost of sales.

      Selling, general and administrative expense was $4.1 million for the three months ended March 31, 1999, an increase of 41.4% over selling, general and administrative expense of $2.9 million in the three months ended March 31, 1998. As a percentage of revenue, selling, general and administrative expenses increased to 39.8% for the three months ended March 31, 1999 from 24.2% for the three months ended March 31, 1998. The increase is due primarily to increased facilities costs as the Corporation moved to a new headquarters in the latter half of 1998, as well as increased depreciation and other expenses related to the Corporation's investment in an enterprise information system and increased bad debt allowance.

      Research and development expense remained constant at $.4 million for the three months ended March 31, 1999 and March 31, 1998. These expenses represent the investment of internal resources to develop new methods and tests to support the Corporation's services.

      The Corporation reported a loss from operations of $1.7 million for the three months ended March 31, 1999, as compared to income from operations of $1.5 million for the three months ended March 31, 1998. The change can be attributed to decreases in revenue and increases in operating expenses.

      The Corporation earned net interest and other income of $.2 million for the three months ended March 31, 1999 and 1998. Interest income remained constant at $.5 million for the three months ended March 31, 1999 and 1998. Interest expense remained constant at $.2 million for the three months ended March 31, 1999 and 1998.

      The benefit from income taxes was $366,000 for the three months ended March 31, 1999, compared to a provision for income taxes of $734,000 for the three months ended March 31, 1998. The effective tax rate was 25% for the three months ended March 31, 1999 and 42% for the three months ended March 31, 1998. The benefit is the result of the loss before income taxes recorded for the three months ended March 31, 1999.

      The Corporation reported a net loss of $1.1 million for the three months ended March 31, 1999, as compared to net income of $1.0 million for the three months ended March 31, 1998. The loss can be attributed to decreased revenues and increased operating expenses, which were slightly offset by an income tax benefit for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

      The Corporation has funded its business through existing cash, cash flows from operations, long-term bank loans and capital leases. At March 31, 1999, the Corporation had cash, cash equivalents and marketable securities of $26.5 million, compared to cash, cash equivalents and marketable securities of $27.1 million at December 31, 1998.

      The Corporation generated cash flows from operations of $.5 million for the three months ended March 31, 1999, compared to using net cash from operations of $(1.5) million in the three months ended March 31, 1998. Net income (loss), as adjusted for depreciation and amortization, and deferred income taxes, used $7,000 and provided $2.0 million of cash for the three months ended March 31, 1999 and 1998, respectively. This decrease in adjusted net income (loss) was due primarily to the Corporation's net loss for the three months ended March 31, 1999. Changes in other assets and liabilities provided cash of $.5 million for the three months ended March 31, 1999 primarily due to a $2.8 million decrease in net accounts receivable partially offset by a decrease in accounts payable of $1.6 million, while other assets and liabilities used cash of $.7 million. Changes in other assets and liabilities used cash of $4.0 million for the three months ended March 31, 1998 primarily due to increases in other current assets, decreases in accounts payable, and decreases in accrued compensation and benefits.

      Working capital decreased to $34.5 million at March 31, 1999, compared to $35.8 million at December 31, 1998. The net decrease in working capital primarily was due to a decrease in current assets, resulting primarily from a decrease in net accounts receivable. This decrease in current assets was partially offset by a decrease in current liabilities, resulting primarily from payment of accounts payable and other accrued liabilities.

      The Corporation spent $0.6 million for capital expenditures for the three months ended March 31, 1999 and March 31, 1998. Capital expenditures for the three months ended March 31, 1999 were primarily related to continued investment in facilities and information systems.

      The Corporation's corporate headquarters facility in Rockville, Maryland, constructed under a build-to-lease agreement, was completed in August 1998. The headquarters facility consolidated existing research and development and administrative activities and expanded the Corporation's laboratory and other capacity for operations. The lease agreement requires the Corporation to make noncancelable lease payments totaling approximately $11.7 million over the next 15 years.

      In April 1998, the Corporation entered into third-party leasing and subleasing arrangements with Montgomery County, Maryland and a developer providing for the construction of the exterior shell of a new manufacturing facility in Rockville, Maryland. These arrangements require the Corporation to make certain net noncancelable lease payments totaling approximately $13.0 million over the next twenty years and to guarantee indebtedness of approximately $4.4 million incurred by the developer to construct the facility.

       At March 31, 1999, the Corporation had commitments to spend approximately $17.1 million in capital expenditures including leasehold improvements and laboratory equipment during the remainder of 1999 and the first quarter of 2000 related to this new manufacturing facility. The Corporation accounts for the leases and subleases of the manufacturing facility as capital leases. The assets underlying the capital leases are included with the Corporation's owned property and equipment as of March 31, 1999. Property and equipment at March 31, 1999 includes approximately $7.0 million related to these capital leases. The related obligation is included in the Corporation's liabilities at March 31, 1999.

      A portion of the Corporation's capital expenditures during the first quarter of 1999 includes an investment in an enterprise information system. The Corporation expects to spend an additional $2.2 million on information systems during the remainder of 1999. The Corporation believes that its information systems will maximize compatibility and integration internally and with the Corporation's clients.

      In addition, at March 31, 1999, the Corporation had commitments to spend approximately $261,000 for furniture and building fixtures and approximately $412,000 for laboratory equipment.

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

BORROWINGS AND CREDIT FACILITIES

      In 1994, the Corporation obtained a loan of $4,300,000 from NationsBank with a maturity date of November 30, 1999 (the "Mortgage Loan"). The terms of the Mortgage Loan were amended in October 1997 and April 1998 to modify the Corporation's financial covenants, release foreign subsidiaries as guarantors and make other modifications. In addition to a principal payment of $30,000 per month, the note bears interest at the London Inter-Bank Offering Rate ("LIBOR") plus the applicable LIBOR Rate Additional Percentage ("LIBOR Rate Option"). The LIBOR Rate Option ranges from 0.85% to 2.0% depending on the Corporation achieving certain funded debt to EBITDA ratios. At March 31, 1999 the applicable interest rate was 6.34% and the LIBOR Rate Option was 1.4%. At March 31, 1999, approximately $2.8 million was outstanding on the loan.

      In May 1995, the Corporation entered into an interest rate swap agreement whereby the variable interest rate of the Mortgage Loan was effectively converted into debt with a fixed rate of 6.55% per annum. This agreement expires on November 30, 1999. Amounts to be paid or received under the interest rate swap agreement are recognized as interest income or expense in the periods in which they accrue and are recorded in the same category as that arising from the Mortgage Loan. The swap agreement is a standard contract that has no imbedded options or other terms involving a higher level of complexity or risk. The interest rate swap agreement and the LIBOR Rate Option resulted in a 7.95% effective interest rate at March 31, 1999. The effect of the interest rate swap agreement on interest expense was not material in the quarters ended March 31, 1998 and 1999.

      The Corporation has available borrowings up to $1,000,000 under the terms of a revolving loan agreement with NationsBank. The revolving loan agreement requires monthly interest payments on the unpaid principal. The unpaid principal and all unpaid accrued interest is payable in full on May 31, 1999. Amounts borrowed under the revolving loan agreement bear interest at the same rate as the Mortgage Loan. The Corporation pays a quarterly commitment fee equaling 0.25% of the average unused portion of the revolving loan agreement. At March 31, 1999, no amounts were outstanding under the facility. This line of credit expires in May 1999.

      The Corporation financed the acquisition of BIOMEVA in July 1996 and obtained additional funds for working capital and expansion of its business through a promissory note with NationsBank in the amounts of $1.8 million. The note requires monthly principal payments of $30,000, which bears interest at the same rate as the Mortgage Loan. At March 31, 1999, $.8 million was outstanding on the note. The interest rate on the note was 6.34% at March 31, 1999. The note matures on June 30, 1999.

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

      Since the revenues and expenses of the Corporation's international operations generally are denominated in local currencies, exchange rate fluctuations between such local currencies and the United States dollar will subject the Corporation to currency translation risk with respect to the reported results of its international operations as well as to risks sometimes associated with international operations. The Corporation derived 17.4% of its revenue for the three months ended March 31, 1999 and 15.5% of its revenue for the three months ended March 31, 1998 from services performed outside of the United States. In addition, the Corporation may be subject to currency risk when the Corporation's service contracts are denominated in a currency other than the currency in which the Corporation incurs expenses related to such contracts.

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

      The Corporation depends on various suppliers to continue its operations. The Corporation is working with its suppliers to determine whether they and their products are or will be year 2000 compliant. The Corporation has received compliance certifications from some suppliers, and is following up with the other suppliers to obtain such certificates. However, the Corporation does not control its suppliers, and cannot fully audit their year 2000 compliance, and for some suppliers the Corporation may have no feasible alternative supplier available. The failure of such suppliers to remediate year 2000 problems in a timely manner could have a material adverse effect on the Corporation.

      The Corporation has not completed its analysis of its most reasonably likely worst case year 2000 scenarios. The Corporation's task force intends to investigate these scenarios and, throughout 1999, to develop contingency plans to reduce or avoid harm to the Corporation's business and operations.

      The Corporation's historical costs for remediation are not material and the Corporation does not anticipate that its future remediation costs will be material. Starting in 1997, the Corporation began implementation of an enterprise information system that is year 2000 compliant. The Corporation does expect to have to replace certain application software to be year 2000 compliant. Estimates of these costs are preliminary, but could be as much as $.5 million, none of which has been expended to date. The Corporation has not delayed any material projects as a result of the year 2000 problem.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

      The Corporation is exposed to market risk from adverse changes in interest rates and foreign currency exchange rates.

INTEREST RATE RISKS

      The Corporation is exposed to interest rate risk primarily through its investments in short-term marketable securities and cash equivalents and its debt agreements. The Corporation's investment policy calls for investment in short-term, low risk instruments. At March 31, 1999, the Corporation had $13.4 million invested in government and governmental agency securities. A rise in interest rates would have an adverse impact on the fair market value of fixed rate securities. If interest rates fall, floating rate securities may generate less interest income. The Corporation manages its exposure to interest rate risks through investing in securities with maturities of one year or less.

      Additionally, the Corporation is exposed to risk from changes in interest rates as a result of its borrowing activities. At March 31, 1999, the Corporation had total debt of $12.3 million. The Corporation's debt consists of a mortgage loan with approximately $2.8 million outstanding; a promissory note with approximately $.8 million outstanding and capital lease obligations of approximately $8.7 million outstanding. The Corporation's exposure to losses is partially managed through an interest rate swap agreement related to the mortgage loan.

FOREIGN CURRENCY EXCHANGE RISK

      The Corporation's international operations are subject to foreign exchange rate fluctuations. The Corporation derived 17.4% and 15.5% of its revenue for the three months ended March 31, 1999 and 1998, respectively, from services performed in the United Kingdom and Germany. Since the revenue and expenses of the Corporation's international operations generally are denominated in local currencies, exchange rate fluctuations between such local currencies and the United States dollar will subject the Corporation to currency translation risk with respect to the reported results of its foreign operations as well as to risks sometimes associated with international operations. In addition, the Corporation may be subject to currency risk when the Corporation's service contracts are denominated in a currency other than the currency in which the Corporation incurs expenses related to such contracts. The United Kingdom and Germany have traditionally had relatively stable currencies. The Corporation currently does not hedge its foreign currency exposure. Management does not believe that the Corporation's exposure to foreign currency rate fluctuations is material.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        As of March 31, 1999 the Corporation had used approximately $11.7 million of the net proceeds from the Corporation's initial public offering toward debt repayment and purchases of laboratory equipment, information systems hardware and software, and interior construction and furnishings of the Corporation's new facility.

        At March 31, 1999, approximately $13.4 million of the net proceeds of the initial public offering were invested in short-term United States government securities, and the balance was invested in money market funds pending the purchase of additional United States government securities or in other operating accounts of the Corporation.

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

Dated:       May 14, 1999

                                   BioReliance Corporation
                                           (Registrant)

                                   By /s/ CAPERS W. MCDONALD
                                     -----------------------

                                   Capers W. McDonald
                                   President and Chief Executive Officer

                                   By /s/ PATRICK J. SPRATT
                                     ----------------------

                                   Patrick J. Spratt
                                   Vice President, Chief Financial Officer and
                                   Treasurer
                                   (Principal Financial and Accounting Officer)