Form 10-Q
period 1999-06-30
BIORELIANCE CORP
filed 1999-08-13
CIK 1036629

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549

                                    FORM 10-Q
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

YES [X]   NO [ ]

As of July 31, 1999, 7,928,213 shares of registrant's Common Stock, par value $.01 per share, were outstanding.

================================================================================

                             BIORELIANCE CORPORATION

                                TABLE OF CONTENTS


                                                                                        PAGE
                                                                                        NUMBER
                                                                                        ------
PART I FINANCIAL INFORMATION

               Item 1 - Financial Statements:

                  Consolidated Balance Sheets as of December 31, 1998 and
                  June 30, 1999 ...................................................        3

                  Consolidated Statements of Income for the Three Months and
                  Six Months Ended June 30, 1998 and 1999 .........................        4

                  Consolidated Statements of Cash Flows for the Six Months
                  Ended June 30, 1998 and 1999 ....................................        5

                  Notes to Consolidated Financial Statements ......................        6

               Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .............................        9

               Item 3 - Quantitative and Qualitative Disclosures About Market Risks       20


PART II OTHER INFORMATION .........................................................       21

SIGNATURES ........................................................................       23

EXHIBIT INDEX .....................................................................       24

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             BIORELIANCE CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                            JUNE 30,
                                                                           DECEMBER 31,       1999
                                                                              1998         (UNAUDITED)
                                                                            --------        --------
                                     Assets
Current assets:
      Cash and cash equivalents .....................................       $  8,847        $ 12,626
      Marketable securities .........................................         18,250           9,911
      Accounts receivable, net ......................................         21,399          20,555
      Other current assets ..........................................          2,506           1,884
                                                                            --------        --------
          Total current assets ......................................         51,002          44,976
Property and equipment, net .........................................         25,371          28,069
Deposits and other assets ...........................................            572             990
                                                                            --------        --------

          Total assets ..............................................       $ 76,945        $ 74,035
                                                                            ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt .............................       $  4,628        $  4,007
      Accounts payable ..............................................          2,685           3,044
      Accrued employee compensation and benefits ....................          1,955           1,998
      Other accrued liabilities .....................................          1,732           1,737
      Customer advances .............................................          2,632           1,764
      Deferred income taxes .........................................          1,551               0
                                                                            --------        --------
          Total current liabilities .................................         15,183          12,550
Deferred taxes ......................................................             25           1,790
Long-term debt ......................................................          7,914           7,891
                                                                            --------        --------
          Total liabilities .........................................         23,122          22,231
                                                                            --------        --------

Commitments and contingencies

Stockholders' equity:
      Convertible preferred stock, $.01  par value:  6,900,000 shares
         authorized; no shares issued and outstanding ...............             --              --
      Common stock, $.01 par value:  15,000,000 shares authorized;
        7,821,344 and 7,911,469 shares issued and outstanding .......             78              79
      Additional paid-in capital ....................................         52,586          52,736
      Retained earnings (deficit) ...................................          1,449             (25)
      Accumulated other comprehensive income ........................           (290)           (986)
                                                                            --------        --------
          Total stockholders' equity ................................         53,823          51,804
                                                                            --------        --------

          Total liabilities and stockholders' equity ................       $ 76,945        $ 74,035
                                                                            ========        ========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             BIORELIANCE CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                           JUNE 30,                        JUNE 30,
                                                  ------------------------        ------------------------
                                                    1998            1999            1998            1999
                                                  --------        --------        --------        --------
Revenue ...................................       $ 12,677        $ 11,816        $ 24,648        $ 22,132
                                                  --------        --------        --------        --------

Expenses:
        Cost of sales .....................          6,611           7,585          13,757          15,175
        Selling, general and administrative          3,810           4,336           6,704           8,421
        Research and development ..........            347             310             733             665
                                                  --------        --------        --------        --------
                                                    10,768          12,231          21,194          24,261
                                                  --------        --------        --------        --------

Income (loss) from operations .............          1,909            (415)          3,454          (2,129)
                                                  --------        --------        --------        --------
Other (income) expense:
        Interest income ...................           (434)           (325)           (920)           (786)
        Interest expense ..................             73             191             232             384
        Other (income) expense ............            139             196             271             243
                                                  --------        --------        --------        --------
                                                      (222)             62            (417)           (159)
                                                  --------        --------        --------        --------

Income (loss) before income taxes .........          2,131            (477)          3,871          (1,970)
Income tax provision (benefit) ............            813            (130)          1,547            (496)
                                                  --------        --------        --------        --------

Net income (loss) .........................       $  1,318        $   (347)       $  2,324        $ (1,474)
                                                  --------        --------        --------        --------

Net income (loss) per share:

        Basic .............................       $   0.17        $  (0.04)       $   0.30        $  (0.19)
                                                  ========        ========        ========        ========

        Diluted ...........................       $   0.16        $  (0.04)       $   0.28        $  (0.19)
                                                  ========        ========        ========        ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             BIORELIANCE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                             SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                         ------------------------
                                                                           1998            1999
                                                                         --------        --------
Cash flows from operating activities:
  Net income (loss) ..............................................       $  2,324        $ (1,474)
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
      Depreciation ...............................................          1,546           2,160
      Amortization expense .......................................            118             127
      Amortization of bond premiums and discounts ................            (96)           (290)
      Loss on disposal ...........................................             20               2
      Deferred income taxes, net .................................             --             214
      Changes in current assets and liabilities:
          Accounts receivable, net ...............................         (3,869)          1,013
          Other current assets ...................................           (438)            551
          Accounts payable .......................................           (679)            468
          Accrued employee compensation and benefits .............           (788)             49
          Other accrued liabilities ..............................            710            (129)
          Customer advances ......................................            438            (785)
      Increase in deposits and other assets ......................            (96)           (616)
                                                                         --------        --------
               Net cash provided by (used in) operating activities           (810)          1,290
                                                                         --------        --------

Cash flows from investing activities:
    Purchases of marketable securities ...........................        (21,997)         (5,871)
    Proceeds from the maturities of marketable securities ........         23,150          14,500
    Purchases of property and equipment ..........................         (1,492)         (4,824)
                                                                         --------        --------
               Net cash provided by (used in) investing activities           (339)          3,805
                                                                         --------        --------

Cash flows from financing activities:
     Proceeds from exercise of stock options .....................            249             151
     Payments on debt ............................................           (400)           (329)
     Payments on capital lease obligations .......................           (341)           (474)
     Repurchase and cancellation of treasury stock ...............           (139)             --
                                                                         --------        --------
               Net cash used in financing activities .............           (631)           (652)
                                                                         --------        --------

Effect of exchange rate changes on cash and cash equivalents .....             51            (664)
                                                                         --------        --------

Net increase (decrease) in cash and cash equivalents .............         (1,729)          3,779
Cash and cash equivalents, beginning of period ...................          6,227           8,847
                                                                         --------        --------

Cash and cash equivalents, end of period .........................       $  4,498        $ 12,626
                                                                         ========        ========



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

(2)  INTERIM FINANCIAL STATEMENTS PRESENTATION

    The accompanying interim financial statements are unaudited and have been prepared by the Corporation pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore these consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Corporation's Annual Report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements for the three-month and six-month periods ended June 30, 1998 and 1999 include all normal and recurring adjustments which are necessary for a fair presentation of the results of the interim period. The results of operations for the three-month and six-month periods ended June 30, 1998 and 1999 may not necessarily be indicative of the results for the entire year ending December 31, 1999.

 (3)  NET INCOME (LOSS) PER SHARE

    The Corporation calculates earnings per share ("EPS") on both a basic and diluted basis. Dilutive securities are excluded from the computation in periods which they have an anti-dilutive effect. Net income (loss) available to common stockholders and common equivalent stockholders is equal to net income (loss) for all periods presented.

    The following table represents reconciliations between the weighted average common stock outstanding used in basic EPS and the weighted average common and common equivalent shares outstanding used in diluted EPS for each of the periods presented:

                                           THREE MONTHS              SIX MONTHS
                                           ENDED JUNE 30,          ENDED JUNE 30,
                                          1998        1999        1998        1999
                                         -----       -----       -----       -----
                                                        (IN THOUSANDS)
Weighted average common stock
outstanding ......................       7,799       7,858       7,766       7,846
Stock  options, as if converted ..         452          --         570          --
                                         -----       -----       -----       -----
Weighted average common and common
equivalent shares outstanding ....       8,251       7,858       8,336       7,846
                                         =====       =====       =====       =====

(4)     SEGMENT INFORMATION

    Summarized financial information concerning the Corporation's reportable segments, for the three months and six months ended June 30, is shown in the following table:

                                     THREE MONTHS                      SIX MONTHS
                                      ENDED JUNE 30,                  ENDED JUNE 30,
                                   1998            1999            1998           1999
                                 --------        --------        --------        --------
                                                       (IN THOUSANDS)
Revenues:
   Testing and Development       $ 11,415        $ 11,213        $ 22,023        $ 20,151
   Manufacturing                    1,262             603           2,625           1,981
                                 --------        --------        --------        --------
         Total                   $ 12,677        $ 11,816        $ 24,648        $ 22,132
                                 ========        ========        ========        ========

Gross Profit:
   Testing and Development       $  6,302        $  4,896        $ 11,131        $  7,684
   Manufacturing                     (236)           (665)           (240)           (727)
                                 --------        --------        --------        --------
      Total                      $  6,066        $  4,231        $ 10,891        $  6,957
                                 ========        ========        ========        ========


    The following table outlines the Corporation's revenues and gross profit by geographic region for the three months and six months ended June 30:

                            THREE MONTHS                SIX MONTHS
                           ENDED JUNE 30,              ENDED JUNE 30,
                        1998           1999          1998         1999
                       -------       -------       -------       -------
                                        (IN THOUSANDS)
Revenues:
   United States       $11,072       $10,026       $21,187       $18,544
   Europe                1,605         1,790         3,461         3,588
                       -------       -------       -------       -------
      Total            $12,677       $11,816       $24,648       $22,132
                       =======       =======       =======       =======

Gross Profit:
   United States       $ 5,678       $ 3,573       $ 9,753       $ 5,944
   Europe                  388           658         1,138         1,013
                       -------       -------       -------       -------
      Total            $ 6,066       $ 4,231       $10,891       $ 6,957
                       =======       =======       =======       =======

(5)     NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives Instruments and for Hedging Activities." SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. SFAS No. 133 is effective for years beginning after June 15, 1999, with earlier adoption permitted. On July 8, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 until fiscal years beginning after

June 15, 2000. The Corporation believes that the effect of adoption of SFAS No. 133 will not be material.

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

(7) SUBSEQUENT EVENTS

    On July 1, 1999, the Corporation received the proceeds of a $3,000,000 loan from the Department of Business and Economic Development, a principal department of the State of Maryland. The Corporation is required to use the proceeds in connection with the Corporation's expansion and relocation activities in Rockville, Maryland. The loan requires quarterly principal payments of $107,143 plus accrued interest and matures on June 30, 2006. The loan bears interest at rates from 0% to 7.5% based on the Corporation's achieving specific employment levels over the next nine years. The terms of the loan contain annual reporting requirements, including the periodic reporting of employment data.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

    Revenue was $11.8 million in the three months ended June 30, 1999, a decrease of 7.1% from revenue of $12.7 million in the three months ended June 30, 1998. The decrease was attributable to a decrease in both the U.S. testing and development and manufacturing segments. Testing and development services generated revenue of $11.2 million for the three months ended June 30, 1999, a decrease of 1.8% from revenue of $11.4 million for the three months ended June 30, 1998. Manufacturing services generated revenue of $.6 million for the three months ended June 30, 1999 and $1.3 million for the three months ended June 30, 1998. The decrease in testing and development revenue can be attributed to lower than expected orders primarily in the U.S. In addition, in the development area, a number of projects were delayed or diminished in scope by some customers. The testing and development revenue decrease in the U.S. was partially offset by an increase in European testing and development revenue, as evidenced by increased viral clearance revenues in both Germany and the U.K. In the manufacturing segment, revenue decreased for both the U.S. and Europe. European manufacturing revenues were adversely affected by client delays for planned projects and delays in obtaining new manufacturing contracts in Germany in the second quarter. Testing and development services and manufacturing services accounted for 94.8% and 5.2%, respectively, of the Corporation's revenue for the three months ended June 30, 1999 and 90.0% and 10.0%, respectively, of the Corporation's revenue for the three months ended June 30, 1998. Revenue generated in Europe increased from $1.6 million for the three months ended June 30, 1998 to $1.8 million for the three months ended June 30, 1999, a 12.5% increase.

    Cost of sales was $7.6 million for the three months ended June 30, 1999, an increase of 15.1% over cost of sales of $6.6 million in the three months ended June 30, 1998. As a percentage of total revenue, cost of sales increased to 64.1% for the three months ended June 30, 1999 from 52.1% for the three months ended June 30, 1998. The increase was primarily due to increased cost of sales in the U.S. related to increased direct expenses such as materials and labor and related fringe benefits. Gross profit for testing and development services was $4.9 million for the three months ended June 30, 1999, a decrease from gross profit of $6.3 million for the three months ended June 30, 1998. The decrease in gross profit can be primarily attributed to a decrease in revenues for testing and development combined with an increase in cost of sales. Gross profit for manufacturing reflected a loss of $.7 million for the three months ended June 30, 1999, while manufacturing services generated a loss of $.2 million for the three months ended June 30, 1998. Gross profit for Europe increased from $.4 million for the three months ended June 30, 1998 to $.7 million for the three months ended June 30, 1999, an increase of 75%.

    Selling, general and administrative expense was $4.3 million for the three months ended June 30, 1999, an increase of 13.1% over selling, general and administrative expense of $3.8 million in the three months ended June 30, 1998. As a percentage of revenue, selling, general and administrative expenses increased to 36.6% for the three months ended June 30, 1999 from 30.0% for the three months ended June 30, 1998. The increase is a result of an increase in facilities costs as the Corporation moved to a new headquarters in the latter half of 1998, as well as increased depreciation and other expenses related to the Corporation's investment in an enterprise information system, expansion of the U.K. facility capacity, and an increase in the bad debt allowance. The increase in the bad debt allowance is primarily the result of ongoing reviews of all customer projects and trade receivables.

    Research and development expense remained constant at $.3 million for the three months ended June 30, 1999 and June 30, 1998. These expenses represent the investment of internal resources to develop new methods and tests to support the Corporation's services.

    The Corporation reported a loss from operations of $.4 million for the three months ended June 30, 1999, as compared to income from operations of $1.9 million for the three months ended June 30, 1998. The change can be attributed to decreases in revenue and an increase in cost of sales and operating expenses.

    The Corporation expensed net interest and other income of $62,000 for the three months ended June 30, 1999, a decrease of 130.0% compared to net interest and other income of $.2 million in the three months ended June 30, 1998. Interest income was $.3 million for the three months ended June 30, 1999 and $.4 million for the three months ended June 30, 1998. Interest expense was $.2 million for the three months ended June 30, 1999 and $.1 million for the three months ended June 30, 1998.

    The benefit from income taxes was $130,000 for the three months ended June 30, 1999, compared to a provision for income taxes of $813,000 for the three months ended June 30, 1998. The effective tax rate was 27.2% for the three months ended June 30, 1999 and 38.1% for the three months ended June 30, 1998. The benefit is the result of the loss before income taxes recorded for the three months ended June 30, 1999.

    The Corporation reported a net loss of $.3 million for the three months ended June 30, 1999, as compared to net income of $1.3 million for the three months ended June 30, 1998. The loss can be attributed to decreased revenues and increased cost of sales and operating expenses, slightly offset by an income tax benefit, for the three months ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

    Revenue was $22.1 million in the six months ended June 30, 1999, a decrease of 10.2% from revenue of $24.6 million in the six months ended June 30, 1998. The decrease was attributable to both U.S. segments, testing and development and manufacturing. Testing and development services generated revenue of $20.1 million for the six months ended June 30, 1999, a decrease of 8.6% from revenue of $22.0 million for the six months ended June 30, 1998. Manufacturing services generated revenue of $2.0 million for the six months ended June 30, 1999 and $2.6 million for the six months ended June 30, 1998. The decrease can be attributed to lower than expected orders in the U.S. Additionally, in the development area, a number of projects were delayed or the scope of planned projects was diminished by some customers. In manufacturing services, increases in revenue generated by Germany and the U.K. partially offset the decrease in the U.S. revenues. The increase in manufacturing in Europe is primarily attributable to additional revenues from a new contract in 1999. Testing and development services and manufacturing services accounted for 91.0% and 9.0%, respectively, of the Corporation's revenue for the six months ended June 30, 1999 and 89.3% and 10.7%, respectively, of the Corporation's revenue for the six months ended June 30, 1998. Revenue generated in Europe increased from $3.5 million for the six months ended June 30, 1998 to $3.6 million for the six months ended June 30, 1999, a 2.8% increase.

    Cost of sales was $15.2 million for the six months ended June 30, 1999, an increase of 10.1% over cost of sales of $13.8 million for the six months ended June 30, 1998. As a percentage of total revenue, cost of sales increased to 68.5% for the six months ended June 30, 1999 from 55.8% for the six months ended June 30, 1998. The increase in cost of sales, primarily in the testing and development segment relates to increased direct expenses such as materials and labor and related fringe benefits. Gross profit for testing and development services was $7.7 million for the six months ended June 30, 1999, a decrease from a gross profit of $11.1 million for the six months ended June 30, 1998. Gross profit for manufacturing services generated a loss of $.7 million for the six months ended June 30, 1999, while manufacturing services generated a loss of $.2 million for the six months ended June 30, 1998. Gross profit for Europe decreased from $1.1 million for the six months ended June 30, 1998 to $1.0 million for the six months ended June 30, 1999, a decrease of 9.1%. The decrease in gross profit is a result of the combination of a decrease in revenues and an increase in cost of sales.

    Selling, general and administrative expense was $8.4 million for the six months ended June 30, 1999, an increase of 25.4% over selling, general and administrative expense of $6.7 million in the six months ended June 30, 1998. As a percentage of revenue, selling, general and administrative expenses increased to 38% for the six months ended June 30, 1999 from 27.1% for the six months ended June 30, 1998. The increase is a result of an increase in facilities costs as the Corporation moved to a new headquarters in the latter half of 1998, as well as increased depreciation and other expenses related to the Corporation's investment in an enterprise information system, and an increase in bad debt allowance. The increase in the bad debt allowance is primarily the result of ongoing reviews of customer projects and trade receivables.

    Research and development expense remained constant at $.7 million for the six months ended June 30, 1999 and June 30, 1998. These expenses represent the investment of internal resources to develop new methods and tests to support the Corporation's services.

    The Corporation reported a loss from operations of $2.1 million for the six months ended June 30, 1999, as compared to income from operations of $3.5 million for the six months ended June 30, 1998. The change can be attributed to decreases in revenue and increases in operating expenses.

    The Corporation earned net interest and other income of $.2 million for the six months ended June 30, 1999 and $.4 million for the six months ended June 30, 1998. Interest income was $.8 million for the six months ended June 30, 1999 and $.9 million for the six months ended June 30, 1998. Interest expense was $.4 million for the six months ended June 30, 1999 and $.2 million for the six months ended June 30, 1998.

    The benefit from income taxes was $496,000 for the six months ended June 30, 1999, compared to a provision for income taxes of $1,547,000 for the six months ended June 30, 1998. The effective tax rate was 25.1% for the six months ended June 30, 1999 and 39.9% for the six months ended June 30, 1998. The benefit is the result of the loss before income taxes recorded for the six months ended June 30, 1999.

    The Corporation reported a net loss of $1.5 million for the six months ended June 30, 1999, as compared to net income of $2.3 million for the six months ended June 30, 1998. The loss can be attributed to decreased revenues and increased operating expenses, which were slightly offset by an income tax benefit for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    The Corporation has funded its business through existing cash, cash flows from operations, long-term bank loans and capital leases. At June 30, 1999, the Corporation had cash, cash equivalents and marketable securities of $22.5 million, compared to cash, cash equivalents and marketable securities of $27.1 million at December 31, 1998.

    The Corporation generated cash flows from operations of $1.3 million for the six months ended June 30, 1999, compared to using net cash from operations of $.8 million in the six months ended June 30, 1998. Net income (loss), as adjusted for depreciation and amortization, and deferred income taxes, provided $.7 million and $3.9 million of cash for the six months ended June 30, 1999 and 1998, respectively. This decrease in adjusted net income (loss) was due primarily to the Corporation's net loss for the six months ended June 30, 1999. Changes in other assets and liabilities provided cash of $.6 million for the six months ended June 30, 1999 primarily due to decreases in accounts receivable and other current assets and increases in accounts payable, offset by decreases in customer advances and increases in deposits and other assets. Changes in other assets and liabilities used cash of $4.7 million for the six months ended June 30, 1998 primarily due to an increase in accounts receivable and other current assets and decreases in accounts payable offset by an increase in customer advances.

    Working capital decreased to $32.4 million at June 30, 1999, compared to $35.8 million at December 31, 1998. The net decrease in working capital primarily was due to a decrease in cash and cash equivalents and marketable securities and decreases in accounts receivable and other current assets. This decrease in current assets was partially offset by a decrease in current liabilities, resulting primarily from a decrease in the current portion of the deferred income tax liability and repayments on debt obligations.

    The Corporation spent $4.8 million for capital expenditures for the six months ended June 30, 1999 and $1.5 million for the six months ended June 30, 1998. Capital expenditures for the six months ended June 30, 1999 were primarily related to continued investments in facilities and information systems.

    The Corporation's corporate headquarters facility in Rockville, Maryland, constructed under a build-to-lease agreement, was completed in August 1998. The headquarters facility consolidated existing research and development, other laboratory and administrative activities and expanded the Corporation's laboratory and other capacity for operations. The lease agreement requires the Corporation to make noncancelable lease payments totaling approximately $11.5 million over the remaining 14 years.

    In April 1998, the Corporation entered into third-party leasing and subleasing arrangements with Montgomery County, Maryland and a developer providing for the construction of the exterior shell of a new manufacturing facility in Rockville, Maryland. These arrangements require the Corporation to make certain net noncancelable lease payments totaling approximately $13.3 million over the next twenty years and to guarantee indebtedness of approximately $4.5 million incurred by the developer to construct the exterior shell of the facility.

    At June 30, 1999, the Corporation had commitments to spend approximately $14.0 million in capital expenditures including leasehold improvements and laboratory equipment during the remainder of 1999 and the first quarter of 2000 related to this new manufacturing facility. The Corporation accounts for the leases and subleases of the manufacturing facility as capital leases. The assets underlying the capital leases are included with the Corporation's owned property and equipment as of June 30, 1999. Property and equipment at June 30, 1999 includes approximately $4.6 million related to these capital leases, of which $100,000 is capitalized interest. The related obligation is included in the Corporation's liabilities at June 30, 1999.

    A portion of the Corporation's capital expenditures during the first six months of 1999 included an investment in an enterprise information system. The Corporation expects to spend an additional $2.1 million on information systems during the remainder of 1999. The Corporation believes that its information systems will maximize compatibility and integration internally and with the Corporation's clients.

    In addition, at June 30, 1999, the Corporation had commitments to spend approximately $326,000 for furniture and building fixtures and approximately $16,000 for laboratory equipment.

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

BORROWINGS AND CREDIT FACILITIES

    In 1994, the Corporation obtained a loan of $4,300,000 from NationsBank with a maturity date of November 30, 1999 (the "Mortgage Loan"). The terms of the Mortgage Loan were amended in October 1997 and April 1998 to modify the Corporation's financial covenants, release foreign subsidiaries as guarantors and make other modifications. In addition to a principal payment of $30,000 per month, the note bears interest at the London Inter-Bank Offering Rate ("LIBOR") plus the applicable LIBOR Rate Additional Percentage ("LIBOR Rate Option"). The LIBOR Rate Option ranges from 0.85% to 2.0% depending on the Corporation achieving certain funded debt to EBITDA ratios. At June 30, 1999 the applicable interest rate was 7.0% and the LIBOR Rate Option was 2.0%. At June 30, 1999, approximately $2.7 million was outstanding on the loan.

    In May 1995, the Corporation entered into an interest rate swap agreement whereby the variable interest rate of the Mortgage Loan was effectively converted into debt with a fixed rate of 6.55% per annum. This agreement expires on November 30, 1999. Amounts to be paid or received under the interest rate swap agreement are recognized as interest income or expense in the periods in which they accrue and are recorded in the same category as that arising from the Mortgage Loan. The swap agreement is a standard contract that has no imbedded options or other terms involving a higher level of complexity or risk. The interest rate swap agreement and the LIBOR Rate Option resulted in an 8.55% effective interest rate at June 30, 1999. The effect of the interest rate swap agreement on interest expense was not material in the quarters ended June 30, 1998 and 1999.

    The Corporation has available borrowings up to $1,000,000 under the terms of a revolving loan agreement with NationsBank. The revolving loan agreement requires monthly interest payments on the unpaid principal. The unpaid principal and all unpaid accrued interest is payable in full on May 31, 2001. Amounts borrowed under the revolving loan agreement bear interest at the same rate as the Mortgage Loan. At June 30, 1999, no amounts were outstanding under the facility. This line of credit expires in May 2001.

    The Corporation financed the acquisition of BIOMEVA in July 1996 and obtained additional funds for working capital and expansion of its business through a promissory note with NationsBank in the amount of $1.8 million with an original maturity of June 30, 1999. The note requires monthly principal payments of $30,000, and bears interest at the same rate as the Mortgage Loan. At June 30, 1999, $.7 million was outstanding on the note. The interest rate on the note was 6.9% at June 30, 1999. The note was amended on June 30, 1999 to extend the maturity date to June 30, 2001. The amendment requires the Corporation to continue making monthly principal payments of $30,000 plus interest through June 30, 2001.

    All of the Corporation's agreements with NationsBank are cross collateralized and are secured by a deed of trust on one of the Corporation's laboratory facilities in Rockville, Maryland. The agreements require the Corporation to meet certain financial and restrictive ovenants, including maintaining profitability, certain tangible net worth levels and funded debt to EBITDA ratios.

    On July 1, 1999, the Corporation received the proceeds of a $3,000,000 loan from the Department of Business and Economic Development, a principal department of the State of Maryland. The Corporation is required to use the proceeds in connection with the Corporation's expansion and relocation activities in Rockville, Maryland. The loan requires quarterly principal payments of $107,143 plus accrued interest and matures on June 30, 2006. The loan bears interest at rates from 0% to 7.5% based on the Corporation's achieving specific employment levels over the next nine years. The terms of the loan contain annual reporting requirements, including the reporting of employment data.

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

    Since the revenues and expenses of the Corporation's international operations generally are denominated in local currencies, exchange rate fluctuations between such local currencies and the United States dollar will subject the Corporation to currency translation risk with respect to the reported results of its international operations as well as to risks sometimes associated with international operations. The Corporation derived 15.2% of its revenue for the three months ended June 30, 1999 and 12.7% of its revenue for the three months ended June 30, 1998 from services performed outside of the United States. The Corporation derived 16.2% of its revenue for the six months ended June 30, 1999 and 14.0% of its revenue for the six months ended June 30, 1998 from services performed outside of the United States. In addition, the Corporation may be subject to currency risk when the Corporation's service contracts are denominated in a currency other than the currency in which the Corporation incurs expenses related to such contracts.

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

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transaction; and hedges of foreign currency exposures of net investments in foreign operations. SFAS 133 is effective for years beginning after June 15, 1999, with earlier adoption permitted. On July 8, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Corporation believes that the effect of adoption of SFAS 133 will not be material.

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

    The Corporation's historical costs for remediation are not material and the Corporation does not anticipate that its future remediation costs will be material. Starting in 1997, the Corporation began implementation of an enterprise information system that is year 2000 compliant. The Corporation does expect to have to replace certain application software to be year 2000 compliant. Estimates of these costs are preliminary, but could be as much as $.5 million, of which approximately $.2 million has been expended to date. The Corporation has not delayed any material projects as a result of the year 2000 issue.

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

INTEREST RATE RISKS

    The Corporation is exposed to interest rate risk primarily through its investments in short-term marketable securities and cash equivalents and its debt agreements. The Corporation's investment policy calls for investment in short-term, low risk instruments. At June 30, 1999, the Corporation had $9.9 million invested in government and governmental agency securities. A rise in interest rates would have an adverse impact on the fair market value of fixed rate securities. If interest rates fall, floating rate securities may generate less interest income. The Corporation manages its exposure to interest rate risks through investing in securities with maturities of one year or less.

    Additionally, the Corporation is exposed to risk from changes in interest rates as a result of its borrowing activities. At June 30, 1999, the Corporation had total debt of $11.9 million. The Corporation's debt consists of a mortgage loan with approximately $2.7 million outstanding; a promissory note with approximately $.7 million outstanding and capital lease obligations of approximately $8.5 million outstanding. The Corporation's exposure to losses is partially managed through an interest rate swap agreement related to the mortgage loan.

FOREIGN CURRENCY EXCHANGE RISK

    The Corporation's international operations are subject to foreign exchange rate fluctuations. The Corporation derived 15.2% and 12.7% of its revenue for the three months ended June 30, 1999 and 1998, respectively, from services performed in the United Kingdom and Germany. The Corporation derived 16.2% and 14.0% of its revenue for the six months ended June 30, 1999 and 1998, respectively, from services performed in the United Kingdom and Germany. Since the revenue and expenses of the Corporation's international operations generally are denominated in local currencies, exchange rate fluctuations between such local currencies and the United States dollar will subject the Corporation to currency translation risk with respect to the reported results of its foreign operations as well as to risks sometimes associated with international operations. In addition, the Corporation may be subject to currency risk when the Corporation's service contracts are denominated in a currency other than the currency in which the Corporation incurs expenses related to such contracts. The United Kingdom and Germany have traditionally had relatively stable currencies. The Corporation currently does not hedge its foreign currency exposure. Management does not believe that the Corporation's exposure to foreign currency rate fluctuations is material.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    As of June 30, 1999 the Corporation had used approximately $15.0 million of the net proceeds from the Corporation's initial public offering toward debt repayment and purchases of laboratory equipment, information systems hardware and software, and interior construction and furnishings of the Corporation's new facilities.

    At June 30, 1999, approximately $9.9 million of the net proceeds of the initial public offering were invested in short-term United States government securities, and the balance was invested in money market funds pending the purchase of additional United States government securities or in other operating accounts of the Corporation.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

    At the Annual Meeting of Shareholders held on May 13, 1999, the following proposals were adopted by the margins indicated:

    1. To reelect Ms. Hamilton and Dr. Scherlis as directors of the Corporation to terms expiring in 2002.

                                                 Number of Shares
                                               For           Withheld
                Victoria Hamilton           7,232,126         101,720
                Leonard Scherlis, M.D.      7,232,126         101,720

    2.  To approve the Amended and Restated BioReliance 1997 Incentive Plan.

               For            5,598,699
               Against        1,214,547
               Abstain        520,600

    3. To ratify the appointment of PricewaterhouseCoopers LLP as the Corporation's auditors.

               For           7,324,637
               Against           7,409
               Abstain           1,800

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

Dated:   August 13, 1999

                                            BioReliance Corporation
                                                (Registrant)




                                            By /s/ Capers W. McDonald
                                              ----------------------------------
                                            Capers W. McDonald
                                            President and Chief Executive
                                            Officer




                                            By /s/ Patrick J. Spratt
                                              ----------------------------------
                                            Patrick J. Spratt
                                            Vice President, Chief Financial
                                            Officer and Treasurer
                                            (Principal Financial and Accounting
                                             Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.     DESCRIPTION
-----------     -----------
10.34           Promissory Note, dated May 10, 1999, by James Nelson Harris and
                BioReliance Corporation.

10.35 Loan Agreement, dated June 28, 1999, by and between Department of Business and Economic Development, a principal department of the State of Maryland and BioReliance Corporation.

10.36           Note Modification Agreement, dated June 11, 1999, by and between
                NationsBank, N.A. and BioReliance Corporation, BioReliance
                Testing and Development, Inc., BioReliance Manufacturing, Inc.
                and Magenta Viral Production, Inc.

10.37           Note Modification Agreement, dated July 27, 1999, by and between
                NationsBank, N.A. and BioReliance Corporation, BioReliance
                Testing and Development f/k/a MA BioServices, Inc., BioReliance
                Manufacturing, Inc. f/k/a Magenta Corporation and Magenta Viral
                Production, Inc.