Form 10-Q
period 1999-09-30
BIORELIANCE CORP
filed 1999-11-15
CIK 1036629

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549



                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

As of November 1, 1999, 7,928,523 shares of registrant's Common Stock, par value $.01 per share, were outstanding.

================================================================================

                             BIORELIANCE CORPORATION

                                TABLE OF CONTENTS


                                                                                    PAGE
                                                                                   NUMBER
                                                                                   ------
PART I    FINANCIAL INFORMATION

          Item 1  -  Financial Statements:

              Consolidated Balance Sheets as of December 31, 1998 and
              September 30, 1999..................................................     3

              Consolidated Statements of Income for the Three Months and
              Nine Months Ended September 30, 1998 and 1999.......................     4

              Consolidated Statements of Cash Flows for the Nine Months
              Ended September 30, 1998 and 1999...................................     5

              Notes to Consolidated Financial Statements..........................     6

          Item 2  -  Management's Discussion and Analysis of Financial
             Condition and Results of Operations..................................     9

          Item 3  -  Quantitative and Qualitative Disclosures About Market Risks..    20


PART II    OTHER   INFORMATION....................................................    21

SIGNATURES........................................................................    22

EXHIBIT INDEX.......................................................................  23



                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             BIORELIANCE CORPORATION


                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                        SEPTEMBER 30,
                                                                                  DECEMBER 31,              1999
                                                                                     1998                (UNAUDITED)
                                                                                  ------------          ------------
                                        ASSETS
Current assets:
    Cash and cash equivalents...................................................  $    8,847            $     14,419
    Marketable securities.......................................................      18,250                   7,928
    Accounts receivable, net....................................................      21,399                  19,037
    Other current assets........................................................       2,506                   1,706
                                                                                  ------------          ------------
         Total current assets...................................................      51,002                  43,090
Property and equipment, net.....................................................      25,371                  33,714
Deposits and other assets.......................................................         572                     979
                                                                                  ------------          ------------
         Total assets.........................................................    $   76,945            $     77,783
                                                                                  ============          ============


                            LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
    Current portion of long-term debt...........................................  $    4,628            $      4,065
    Accounts payable............................................................       2,685                   2,796
    Accrued employee compensation and benefits..................................       1,955                   2,085
    Other accrued liabilities...................................................       1,732                   2,298
    Customer advances...........................................................       2,632                   1,987
    Deferred income taxes.......................................................       1,551                   1,790
                                                                                  ------------          ------------
         Total current liabilities........................................            15,183                  15,021
Deferred taxes..............................................................              25                       0
Long-term debt..................................................................       7,914                  10,390
                                                                                  ------------          ------------
         Total liabilities................................................            23,122                  25,411
                                                                                  ------------          ------------


Commitments and contingencies

Stockholders' equity:
    Convertible preferred stock, $.01  par value:  6,900,000 shares
       authorized; no shares issued and outstanding.............................          ---                    ---
    Common stock, $.01 par value:  15,000,000 shares authorized;
      7,821,344 and 7,928,503 shares issued and outstanding.....................          78                      79
    Additional paid-in capital..................................................      52,586                  52,763
    Retained earnings (deficit).................................................       1,449                     201
    Accumulated other comprehensive income......................................        (290)                   (671)
                                                                                  ------------          ------------
         Total stockholders' equity.............................................      53,823                  52,372
                                                                                  ------------          ------------
         Total liabilities and stockholders' equity.............................$     76,945            $     77,783
                                                                                  ============          ============


  The accompanying notes are an integral part of these consolidated financial statements.

                                     BIORELIANCE CORPORATION

                                CONSOLIDATED STATEMENTS OF INCOME

                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                           (UNAUDITED)



                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                        SEPTEMBER 30,                       SEPTEMBER 30,
                                                  --------------------------        -----------------------------
                                                     1998           1999                1998             1999
                                                  -----------    -----------        ------------      -----------

Revenue........................................   $    12,977    $    12,424        $     37,625      $    34,556
                                                  -----------    -----------        ------------      -----------

Expenses:
      Cost of sales............................         8,085          7,705              21,842           22,880
      Selling, general and administrative......         2,927          3,919               9,631           12,340
      Research and development.................           312            330               1,045              995
                                                  -----------    -----------        ------------      -----------
                                                       11,324         11,954              32,518           36,215
                                                  -----------    -----------        ------------      -----------

Income (loss) from operations..................         1,653            470               5,107           (1,659)
                                                  -----------    -----------        ------------      -----------
Other (income) expense:
      Interest income..........................          (436)          (193)             (1,356)            (979)
      Interest expense.........................           149            227                 381              611
      Other expense............................           138             22                 409              265
                                                  -----------    -----------        ------------      -----------
                                                         (149)            56               (566)             (103)
                                                  -----------    -----------        ------------      -----------
Income (loss) before income taxes..............         1,802            414               5,673           (1,556)

Income tax provision (benefit).................           675            188               2,222             (308)
                                                  -----------    -----------        ------------      -----------

Net income (loss)..............................   $     1,127    $       226        $      3,451      $    (1,248)
                                                  ===========    ===========        ============      ===========

Net income (loss) per share:
      Basic....................................   $      0.14    $      0.03        $       0.44      $     (0.16)
                                                  ===========    ===========        ============      ===========
      Diluted..................................   $      0.14    $      0.03        $       0.42      $     (0.16)
                                                  ===========    ===========        ============      ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                             BIORELIANCE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                        ----------------------------
                                                                                           1998              1999
                                                                                        ---------       ------------
Cash flows from operating activities:
  Net income (loss). ..................................................................  $  3,451       $    (1,248)
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
      Depreciation.....................................................................     2,436              3,314
      Amortization expense.............................................................       162                196
      Amortization of bond premiums and discounts......................................      (115)              (390)
      Loss on disposal.................................................................        24                  6
      Deferred income taxes, net.......................................................     1,024                214
      Changes in current assets and liabilities:
          Accounts receivable, net.....................................................    (5,858)             2,539
          Other current assets.........................................................       118                743
          Accounts payable.............................................................      (290)                63
          Accrued employee compensation and benefits...................................      (158)               131
          Other accrued liabilities....................................................      (782)               613
          Customer advances............................................................      (462)              (631)
      Increase in deposits and other assets............................................       (63)              (643)
                                                                                         --------       ------------
          Net cash provided by (used in) operating activities..........................      (513)             4,907
                                                                                         --------       ------------
Cash flows from investing activities:
    Purchases of marketable securities.................................................   (28,358)           (10,288)
    Proceeds from the maturities of marketable securities..............................    38,150             21,000
    Purchases of property and equipment................................................    (3,880)           (11,586)
                                                                                         --------       ------------
               Net cash provided by (used in) investing activities.....................     5,912               (874)
                                                                                         --------       ------------
Cash flows from financing activities:
     Proceeds from exercise of stock options............................................      260                178
     Proceeds from loan.................................................................      ---              3,000
     Payments on debt...................................................................     (675)              (556)
     Payments on capital lease obligations..............................................     (493)              (654)
     Repurchase and cancellation of treasury stock......................................     (139)               ---
                                                                                         --------       ------------
               Net cash provided by (used in) financing activities......................   (1,047)             1,968
                                                                                         --------       ------------
Effect of exchange rate changes on cash and cash equivalents............................      470               (429)
                                                                                         --------       ------------
Net increase in cash and cash equivalents...............................................    4,822              5,572
Cash and cash equivalents, beginning of period..........................................    6,227              8,847
                                                                                         --------       ------------
Cash and cash equivalents, end of period................................................ $ 11,049       $     14,419
                                                                                         ========       ============

  The accompanying notes are an integral part of these consolidated financial statements.

                             BIORELIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  DESCRIPTION OF THE BUSINESS

      BioReliance Corporation (the "Corporation" or "BioReliance") is a contract service organization providing nonclinical testing and contract manufacturing services for biologics to biotechnology and pharmaceutical companies worldwide.

(2)  INTERIM FINANCIAL STATEMENTS PRESENTATION

      The accompanying interim financial statements are unaudited and have been prepared by the Corporation pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore these consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Corporation's Annual Report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements for the three-month and nine-month periods ended September 30, 1998 and 1999 include all normal and recurring adjustments which are necessary for a fair presentation of the results of the interim period. The results of operations for the three-month and nine-month periods ended September 30, 1998 and 1999 may not necessarily be indicative of the results for the entire year ending December 31, 1999.

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

     The following table represents reconciliations between the weighted average common stock outstanding used in basic EPS and the weighted average common and common equivalent shares outstanding used in diluted EPS for each of the periods presented:



                                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                  SEPTEMBER 30,

                                                                   1998           1999                1998         1999
                                                                   ----           ----             ---------    -------
                                                                                        (IN THOUSANDS)

                 Weighted average common stock outstanding........  7,815          7,926            7,782        7,873
                 Stock  options, as if converted..................    409            228              468          ---
                                                                   ------         ------           ------       -------
                 Weighted average common and common equivalent
                 shares outstanding...............................  8,224          8,154            8,250        7,873
                                                                   ======         ======           ======       ======

(4)    SEGMENT INFORMATION

      Summarized financial information concerning the Corporation's reportable segments, for the three months and nine months ended September 30, is shown in the following table:

                                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                 SEPTEMBER  30,                     SEPTEMBER 30,
                                                               1998           1999              1998           1999
                                                               ----           ----              ----           ----
                                                                                 (IN THOUSANDS)
                      Revenue:
                         Testing and Development            $11,444         $11,227           $33,466        $31,378
                         Manufacturing                        1,533           1,197             4,159          3,178
                                                            -------         -------           -------        -------
                               Total                        $12,977         $12,424           $37,625        $34,556
                                                            =======         =======           =======        =======
                      Gross Profit:
                         Testing and Development            $ 4,868         $ 4,728           $15,999        $12,412
                         Manufacturing                           24              (9)             (216)          (736)
                                                            -------         -------           -------        -------
                            Total                           $ 4,892         $ 4,719           $15,783        $11,676
                                                            =======         =======           =======        =======


      The following table outlines the Corporation's revenue and gross profit by geographic region for the three months and nine months ended September 30:

                                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                                               1998           1999              1998           1999
                                                               ----           ----              ----           ----
                                                                                 (IN THOUSANDS)
                      Revenue:
                         United States                      $10,950         $10,973           $32,137        $29,517
                         Europe                               2,027           1,451             5,488          5,039
                                                            -------         -------           -------        -------
                            Total                           $12,977         $12,424           $37,625        $34,556
                                                            =======         =======           =======        =======
                      Gross Profit:
                         United States                      $ 4,356         $ 4,340           $14,109        $10,284
                         Europe                                 536             379             1,674          1,392
                                                            -------         -------           -------        -------
                            Total                           $ 4,892         $ 4,719           $15,783        $11,676
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

(6) BORROWINGS

     On July 1, 1999, the Corporation received the proceeds of a $3,000,000 loan from the Department of Business and Economic Development, a department of the State of Maryland. The Corporation is required to use the proceeds in connection with the Corporation's expansion and relocation activities in Rockville, Maryland. The loan requires quarterly principal payments of $107,143 plus accrued interest and matures on June 30, 2006. The loan bears interest at rates from 0% to 7.5% based on the Corporation achieving specific employment levels over the next six years. The terms of the loan contain annual reporting requirements, including the periodic reporting of employment data. At September 30, 1999, approximately $2.9 million was outstanding on the loan.

(7) CONTINGENCIES

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

       Revenue was $12.4 million in the three months ended September 30, 1999, a decrease of 4.6% from revenue of $13.0 million in the three months ended September 30, 1998. The decrease was attributable to decreases in U.S. testing and development revenue and European manufacturing revenue partially offset by an increase in U.S. manufacturing revenue. Testing and development services generated revenue of $11.2 million for the three months ended September 30, 1999, a decrease of 2.6% from revenue of $11.5 million for the three months ended September 30, 1998. Manufacturing services generated revenue of $1.2 million for the three months ended September 30, 1999, a decrease of 20.0% from revenue of $1.5 million for the three months ended September 30, 1998. The decrease in testing and development revenue can be attributed to decreases in testing services. The decrease is partially offset by increased revenue associated with development services resulting primarily from a new contract in the third quarter of 1999. Manufacturing revenue decreased as a result of decreases in European manufacturing revenue resulting from client delays in planned projects and continuing delays in obtaining new manufacturing clients in Germany. U.S. manufacturing revenue in the third quarter 1999 reflected an increase in Phase I/II production revenue. Testing and development services and manufacturing services accounted for 90.3% and 9.7%, respectively, of the Corporation's revenue for the three months ended September 30, 1999 and 88.5% and 11.5%, respectively, of the Corporation's revenue for the three months ended September 30, 1998. Revenue generated in Europe decreased to $1.5 million for the three months ended September 30, 1999, a 25.0% decrease from $2.0 million for the three months ended September 30, 1998.


       Cost of sales was $7.7 million for the three months ended September 30, 1999, a decrease of 4.9% from cost of sales of $8.1 million in the three months ended September 30, 1998. The decrease is related to decreases in both testing and development costs and manufacturing costs. As a percentage of total revenue, cost of sales decreased to 62.1% for the three months ended September 30, 1999 from 62.3% for the three months ended September 30, 1998. These decreases are attributable to decreases in indirect expenses such as subcontractor costs, partially offset by an increase in direct expenses such as direct labor and fringe. Gross profit for testing and development services was $4.7 million for the three months ended September 30, 1999, a decrease from gross profit of $4.9 million for the three months ended September 30, 1998. Gross profit (loss) for manufacturing services reflected a loss of $9,000 for the three months ended September 30, 1999, while manufacturing services generated a profit of $24,000 for the three months ended September 30, 1998. Gross profit for Europe decreased to $.4 million for the three months ended September 30, 1999, from $.5 million for the three months ended September 30, 1998, a decline of 20.0%.

       Selling, general and administrative expense was $3.9 million for the three months ended September 30, 1999, an increase of 34.5% over selling, general and administrative expense of $2.9 million in the three months ended September 30, 1998. As a percentage of revenue, selling, general and administrative expenses increased to 31.5% for the three months ended September 30, 1999 from 22.3% for the three months ended September 30, 1998. The increase is a result of an increase in facilities costs as the Corporation moved to a new combined headquarters and laboratory facility in the second half of 1998, as well as increased depreciation and other expenses related to both the Corporation's investment in an enterprise information system and expansion of the U.K. facility capacity. Costs of approximately $0.46 million, previously included in selling, general and administrative expenses for the six months ended June 30, 1998 were reclassified to cost of sales for the three months ended September 30, 1998.

       Research and development expense remained constant at $.3 million for the three months ended September 30, 1999 and September 30, 1998. These expenses represent the investment of internal resources to develop new methods and tests to support the Corporation's services.

       The Corporation generated income from operations of $.5 million for the three months ended September 30, 1999, as compared to income from operations of $1.7 million for the three months ended September 30, 1998. The decrease can be attributed to a decrease in revenue and an increase in operating expenses.

       The Corporation incurred a net expense of $56,000 for interest and other (income) expense for the three months ended September 30, 1999, a decrease of 62.4% compared to net interest and other income of $149,000 in the three months ended September 30, 1998. The net expense is a result of the Corporation's investment in facilities and information systems which resulted in a decrease in cash and cash equivalents and marketable securities. Interest income was $.2 million for the three months ended September 30, 1999 and $.4 million for the three months ended September 30, 1998. Interest expense was $.1 million for the three months ended September 30, 1999 and $.1 million for the three months ended September 30, 1998.

       The provision for income taxes was $.2 million for the three months ended September 30, 1999, compared to a provision for income taxes of $.7 million for the three months ended September 30, 1998. The decrease is a result of the decrease in the income before income taxes for the three months ended September 30, 1999. The Corporation's effective tax rate was 45.4% for the three months ended September 30, 1999 and 37.5% for the three months ended September 30, 1998. The increase in the effective tax rate is primarily attributable to an increased incidence of higher rate European taxes.

       The Corporation reported net income of $.2 million for the three months ended September 30, 1999, as compared to net income of $1.1 million for the three months ended September 30, 1998. The decrease can be attributed to a decrease in revenue and an increase in operating expenses.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

       Revenue was $34.6 million in the nine months ended September 30, 1999, a decrease of 8.0% from revenue of $37.6 million in the nine months ended September 30, 1998, reflecting decreases in testing and development services and manufacturing services in both the U.S. and Europe. Testing and development services generated revenue of $31.4 million for the nine months ended September 30, 1999, a decrease of 6.3% from revenue of $33.5 million for the nine months ended September 30, 1998. Manufacturing services generated revenue of $3.2 million for the nine months ended September 30, 1999 and $4.1 million for the nine months ended September 30, 1998. U.S. testing and development services were adversely affected by decreases in the testing services which were only partially offset by an increase in development services. The decrease in European testing and development revenue is primarily the result of a decrease in the U.K. testing services. European testing and development services were adversely affected by client delays and some softness in new orders. In manufacturing services, the Corporation's results reflect a decrease in both U.S. and European manufacturing revenue. U.S. manufacturing revenue decreases occur principally in the first six months of the year as the Corporation focused on the development of new client relationships and operational improvements. The decrease in revenue generated by European manufacturing operations is attributable to decreases in Germany from client project delays and delays in obtaining new manufacturing clients. Testing and development services and manufacturing services accounted for 90.8% and 9.2%, respectively, of the Corporation's revenue for the nine months ended September 30, 1999 and 89.1% and 10.9%, respectively, of the Corporation's revenue for the nine months ended September 30, 1998. Revenue generated in Europe decreased from $5.5 million for the nine months ended September 30, 1998 to $5.0 million for the nine months ended September 30, 1999, a 9.1% decline.

       Cost of sales was $22.9 million for the nine months ended September 30, 1999, an increase of 5.0% over cost of sales of $21.8 million for the nine months ended September 30, 1998. As a percentage of total revenue, cost of sales increased to 66.2% for the nine months ended September 30, 1999 from 58.0% for the nine months ended September 30, 1998. The increase in cost of sales related to the testing and development segment is tied to increases in direct expenses such as materials, labor and fringe. Gross profit (loss) for testing and development services was $12.4 million for the nine months ended September 30, 1999, a decrease from a gross profit of $16.0 million for the nine months ended September 30, 1998. Gross profit (loss) for manufacturing services reflected a loss of $.7 million for the nine months ended September 30, 1999, compared with a loss of $.2 million for the nine months ended September 30, 1998. Gross profit for Europe decreased from $1.7 million for the nine months ended September 30, 1998 to $1.4 million for the nine months ended September 30, 1999, a decrease of 17.6%.

       Selling, general and administrative expense was $12.3 million for the nine months ended September 30, 1999, an increase of 28.1% over selling, general and administrative expense of $9.6 million in the nine months ended September 30, 1998. As a percentage of revenue, selling, general and administrative expenses increased to 35.5% for the nine months ended September 30, 1999 from 25.5% for the nine months ended September 30, 1998. The increase is a result of greater facilities costs as the Corporation moved to a new combined headquarters and laboratory facility in the latter half of 1998, as well as increased depreciation and other expenses related to the Corporation's investment in an enterprise information system, and an increase in the bad debt allowance. The increase in the bad debt allowance was primarily the result of ongoing reviews of customer projects and trade receivables.

       Research and development expense remained constant at approximately $1.0 million for the nine months ended September 30, 1999, and the nine months ended September 30, 1998.

These expenses represent the investment of internal resources to develop new methods and tests to support the Corporation's services.

       The Corporation reported a loss from operations of $1.7 million for the nine months ended September 30, 1999, as compared to income from operations of $5.1 million for the nine months ended September 30, 1998. The change can be attributed to a decrease in revenue and an increase in operating expenses.

       The Corporation earned net interest and other income of $.1 million for the nine months ended September 30, 1999 and $.6 million for the nine months ended September 30, 1998. Interest income was $1.0 million for the nine months ended September 30, 1999 and $1.4 million for the nine months ended September 30, 1998. Interest expense was $.6 million for the nine months ended September 30, 1999 and $.4 million for the nine months ended September 30, 1998.

       The benefit from income taxes was $.3 million for the nine months ended September 30, 1999, compared to a provision for income taxes of $2.2 million for the nine months ended September 30, 1998. The benefit is the result of the Corporation's loss before income taxes for the nine months ended September 30, 1999.

       The Corporation reported a net loss of $1.2 million for the nine months ended September 30, 1999, as compared to net income of $3.5 million for the nine months ended September 30, 1998. The change can be attributed to decreased revenue and increased operating expenses, which were partially offset by an income tax benefit for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

       The Corporation has funded its business through existing cash, cash flows from operations, long-term bank loans and capital leases. At September 30, 1999, the Corporation had cash, cash equivalents and marketable securities of $22.3 million, compared to cash, cash equivalents and marketable securities of $27.1 million at December 31, 1998.

       The Corporation generated cash flows from operations of $4.9 million for the nine months ended September 30, 1999, compared to using net cash from operations of $.5 million in the nine months ended September 30, 1998. Net income (loss), as adjusted for depreciation and amortization, and deferred income taxes, provided $2.1 million and $7.0 million of cash for the nine months ended September 30, 1999 and 1998, respectively. This decrease in adjusted net income (loss) was due primarily to the Corporation's net loss for the nine months ended September 30, 1999 and an increase in depreciation, offset by a decrease in deferred income taxes. Changes in other assets and liabilities provided cash of $2.8 million for the nine months ended September 30, 1999 primarily due to decreases in accounts receivable and other current assets, an increase in other accrued liabilities, partially offset by a decrease in customer advances and an increase in deposits and other assets. Changes in other assets and liabilities used cash of $7.5 million for the nine months ended September 30, 1998 primarily due to an increase in accounts receivable and decreases in accounts payable, accrued liabilities and customer advances.

       Working capital decreased to $28.1 million at September 30, 1999, compared to $35.8 million at December 31, 1998. The net decrease in working capital primarily was due to a decrease in current assets. This decrease in current assets resulted from decreases in cash and cash equivalents, marketable securities, accounts receivable and other assets. The decrease in current assets was partially offset by a decrease in current liabilities, resulting primarily from repayments on debt obligations and a decrease in customer advances.

       The Corporation made capital expenditures of $11.6 million for the nine months ended September 30, 1999 and $3.9 million for the nine months ended September 30, 1998. The increase in capital expenditures for the nine months ended September 30, 1999 was primarily related to continued investment in facilities primarily in the new manufacturing facility and continued investment in information systems.

       The Corporation's corporate headquarters facility in Rockville, Maryland, constructed under a build-to-lease agreement, was completed in August 1998. The headquarters facility consolidated existing research and development, other laboratory and administrative activities and expanded the Corporation's laboratory and other capacity for operations. The lease agreement requires the Corporation to make noncancelable lease payments totaling approximately $11.4 million over the remaining 14 years.

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

       At September 30, 1999, the Corporation had commitments to make capital expenditures of approximately $9.2 million including leasehold improvements and laboratory equipment during the remainder of 1999 and the first quarter of 2000 related to this new manufacturing facility in Rockville, Maryland. The Corporation accounts for the leases and subleases of the manufacturing facility as capital leases. The assets underlying the capital leases are included with the Corporation's owned property and equipment as of September 30, 1999. Property and equipment at September 30, 1999 includes approximately $4.7 million related to these capital leases, of which $.1 million is capitalized interest. The related obligation is included in the Corporation's liabilities at September 30, 1999.

       A portion of the Corporation's capital expenditures during the first nine months of 1999 included an investment in an enterprise information system. The Corporation expects to spend an additional $.1 million on information systems during the remainder of 1999. The Corporation believes that its information systems will maximize compatibility and integration internally and with the Corporation's clients.

       In addition, at September 30, 1999, the Corporation had commitments to spend approximately $357,000 for furniture and building fixtures and approximately $68,000 for laboratory equipment.

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

BORROWINGS AND CREDIT FACILITIES

       In 1994, the Corporation obtained a loan of $4,300,000 from Bank of America with a maturity date of November 30, 1999 (the "Mortgage Loan"). In addition to a principal payment of $30,000 per month, the note bears interest at the London Inter-Bank Offering Rate ("LIBOR") plus the applicable LIBOR Rate Additional Percentage ("LIBOR Rate Option"). The LIBOR Rate Option ranges from 0.85% to 2.1% depending on the Corporation achieving certain funded debt to EBITDA ratios. At September 30, 1999 the applicable interest rate was 7.6% and the LIBOR Rate Option was 2.1%. At September 30, 1999, approximately $2.6 million was outstanding on the Mortgage Loan. Management intends to renew the Mortgage Loan.

       In May 1995, the Corporation entered into an interest rate swap agreement whereby the variable interest rate of the Mortgage Loan was effectively converted into debt with a fixed rate of 6.55% per annum. This agreement expires on November 30, 1999. Amounts to be paid or received under the interest rate swap agreement are recognized as interest income or expense in the periods in which they accrue and are recorded in the same category as that arising from the Mortgage Loan. The swap agreement is a standard contract that has no imbedded options or other terms involving a higher level of complexity or risk. The interest rate swap agreement and the LIBOR Rate Option resulted in an 8.7% effective interest rate at September 30, 1999. The effect of the interest rate swap agreement on interest expense was not material in the quarters ended September 30, 1998 and 1999.

       The Corporation has available borrowings up to $1,000,000 under the terms of a revolving loan agreement with Bank of America. The revolving loan agreement requires monthly interest payments on the unpaid principal. The unpaid principal and all unpaid accrued interest is payable in full on May 31, 2001. Amounts borrowed under the revolving loan agreement bear interest at the same rate as the Mortgage Loan. At September 30, 1999, no amounts were outstanding under the facility. This line of credit expires in May 2001.

       The Corporation financed the acquisition of BIOMEVA in July 1996 and obtained additional funds for working capital and expansion of its business through a promissory note with Bank of America in the amount of $1.8 million with an original maturity of June 30, 1999. The note requires monthly principal payments of $30,000, and bears interest at the same rate as the Mortgage Loan. At September 30, 1999, $.7 million was outstanding on the note. The interest rate on the note was 7.6% at September 30, 1999. The note was amended on June 30, 1999 to extend the maturity date to June 30, 2001. The amendment requires the Corporation to continue making monthly principal payments of $30,000 plus interest through June 30, 2001.

       All of the Corporation's agreements with Bank of America are cross collateralized and are secured by a deed of trust on one of the Corporation's laboratory facilities in Rockville, Maryland. The agreements require the Corporation to meet certain financial and restrictive covenants, including maintaining profitability, certain tangible net worth levels and funded debt to EBITDA ratios. The Bank of America waived the Corporation's non-compliance of the funded debt to EBITDA Covenant which occurred in the third quarter 1999.

       On July 1, 1999, the Corporation received the proceeds of a $3,000,000 loan from the Department of Business and Economic Development, a department of the State of Maryland. The Corporation is required to use the proceeds in connection with the Corporation's expansion and relocation activities in Rockville, Maryland. The loan requires quarterly principal payments of $107,143 plus accrued interest and matures on June 30, 2006. The loan bears interest at rates from 0% to 7.5% based on the Corporation's achieving specific employment levels over the next six years. The terms of the loan contain annual reporting requirements, including the reporting of employment data. At September 30, 1999, approximately $2.9 million was outstanding on the loan.

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

       Since the revenue and expenses of the Corporation's international operations generally are denominated in local currencies, exchange rate fluctuations between such local currencies and the United States dollar will subject the Corporation to currency translation risk with respect to the reported results of its international operations as well as to risks sometimes associated with international operations. The Corporation derived 12.1% of its revenue for the three months ended September 30, 1999 and 15.4% of its revenue for the three months ended September 30, 1998 from services performed outside of the United States. The Corporation derived 14.4% of its revenue for the nine months ended September 30, 1999 and 14.6% of its revenue for the nine months ended September 30, 1998 from services performed outside of the United States. In addition, the Corporation may be subject to currency risk when the Corporation's service contracts are denominated in a currency other than the currency in which the Corporation incurs expenses related to such contracts.

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

       The year 2000 ("Y2K") issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Corporation's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

       The Corporation's task force has implemented a three-phase approach to address the year 2000 issue. The first phase, which has been completed, consisted of an inventory of all IT and non-IT systems. The second phase, which has also been completed, consisted of setting priorities and developing a test plan. The third phase, testing and remediation, began during the fourth quarter of 1998 and is substantially complete. Still remaining to be completed are the following items: an upgrade of the Oracle databases (the "Oracle Upgrade") and the installation of five software applications to replace noncompliant systems (the "Software Applications").

       The Corporation depends on various suppliers to continue its operations. The Corporation is working with its suppliers to determine whether they and their products are or will be year 2000 compliant. The Corporation has received compliance certifications from all of its mission critical suppliers and many of its other suppliers. It is following up with its other suppliers to obtain such certificates. However, the Corporation does not control its suppliers, and cannot fully audit their year 2000 compliance, and for some suppliers the Corporation may have no feasible alternative supplier available. The failure of such suppliers to remediate year 2000 problems in a timely manner could have a material adverse effect on the Corporation.

       The Corporation believes its most reasonably likely worst case Y2K scenarios are the following: the Corporation is unable to complete the Oracle Upgrade before December 31, 1999 and it encounters an unexpected Y2K problem; the Corporation is unable to complete the installations of the Applications Software by December 31, 1999; channels of distribution, such as delivery or courier services, are delayed, resulting in delays of shipments of materials or client materials; or its customers or its mission critical vendors are not Y2K ready, resulting delays of projects addressing Y2K issues or delays in shipment or delivery of test articles or materials. The Corporation has investigated these scenarios and is finalizing its contingency plans to reduce or avoid harm to the Corporation's business and operations in any of these events. With respect to the Oracle Upgrade, the Corporation has tested the current Oracle databases and believes they are Y2K compliant; however, if the upgrade does not occur prior to January 1, 2000, and a problem is encountered, Oracle has advised that Oracle will not support the problem. Contingency plans for the Oracle Upgrade include internal and external technical support and manual processing and auditing of data. The Corporation has developed contingency plans in the event the Corporation is unable to install the Software Applications prior to January 1, 2000. The Corporation is also planning to purchase additional mission critical supplies and materials where appropriate to address the potential issue of noncompliant mission critical vendors or delays attributable to noncompliant distribution channels.

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

       The Corporation plans to be Y2K ready are based on management's best estimates, which were derived utilizing assumptions of future events including the continued availability of certain resources and other factors. Estimates on the status of completion and the expected completion dates are based on costs incurred to date compared to total expected costs. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Failure by the Corporation or its customers or suppliers to complete year 2000 remediation in a timely manner could have a material adverse effect on the Corporation. Specific factors that might cause such material differences include, but are not limited to, the cooperation of third party suppliers, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

       The Corporation is exposed to market risk from adverse changes in interest rates and foreign currency exchange rates.

INTEREST RATE RISKS

       The Corporation is exposed to interest rate risk primarily through its investments in short-term marketable securities and cash equivalents and its debt agreements. The Corporation's investment policy calls for investment in short-term, low risk instruments. At September 30, 1999, the Corporation had $7.9 million invested in government and governmental agency securities. A rise in interest rates would have an adverse impact on the fair market value of fixed rate securities. If interest rates fall, floating rate securities may generate less interest income. The Corporation manages its exposure to interest rate risks through investing in securities with maturities of one year or less.

       Additionally, the Corporation is exposed to risk from changes in interest rates as a result of its borrowing activities. At September 30, 1999, the Corporation had total debt of $14.5 million. The Corporation's debt consists of the Mortgage Loan with approximately $2.6 million outstanding; a promissory note with approximately $.7 million outstanding; a State of Maryland loan with approximately $2.9 million outstanding; and capital lease obligations of approximately $8.3 million outstanding. In the past the Corporation has partially managed its exposure to losses through an interest rate swap agreement related to the Mortgage Loan. The Corporation is considering alternatives to manage its interest rate exposure after the expiration of the current interest rate swap agreement.

FOREIGN CURRENCY EXCHANGE RISK

       The Corporation's international operations are subject to foreign exchange rate fluctuations. The Corporation derived 11.3% and 15.4% of its revenue for the three months ended September 30, 1999 and 1998, respectively, from services performed in the United Kingdom and Germany. The Corporation derived 14.4% and 14.6% of its revenue for the nine months ended September 30, 1999 and 1998, respectively, from services performed in the United Kingdom and Germany. Since the revenue and expenses of the Corporation's international operations generally are denominated in local currencies, exchange rate fluctuations between such local currencies and the United States dollar will subject the Corporation to currency translation risk with respect to the reported results of its foreign operations as well as to risks sometimes associated with international operations. In addition, the Corporation may be subject to currency risk when the Corporation's service contracts are denominated in a currency other than the currency in which the Corporation incurs expenses related to such contracts. The United Kingdom and Germany have traditionally had relatively stable currencies. The Corporation currently does not hedge its foreign currency exposure. Management does not believe that the Corporation's exposure to foreign currency rate fluctuations is material.

                          PART II -- OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

             None

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

       As of September 30, 1999 the Corporation had used approximately $16.8 million of the net proceeds from the Corporation's initial public offering toward debt repayment and purchases of laboratory equipment, information systems hardware and software, and construction and furnishings of the Corporation's new facilities.

       At September 30, 1999, approximately $7.9 million of the net proceeds of the initial public offering were invested in short-term United States government securities, and the balance was invested in money market funds pending the purchase of additional United States government securities or in other operating accounts of the Corporation.

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

Dated:      November 15, 1999

                                    BioReliance Corporation
                                            (Registrant)





                                    By  /s/ Capers W. McDonald
                                        ----------------------
                                    Capers W. McDonald
                                    President and Chief Executive Officer



                                    By /s/ Patrick J. Spratt
                                       ---------------------
                                    Patrick J. Spratt
                                    Vice President, Chief Financial Officer and
                                    Treasurer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.         DESCRIPTION

10.38 Contractor Agreement, dated June 30, 1999, by and between The Whiting-Turner Contracting Company and BioReliance Corporation.