Form 10-K405/A
period 1999-12-31
BIORELIANCE CORP
filed 2000-03-30
CIK 1036629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

                          COMMON STOCK, $0.01 PAR VALUE
                                (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X          No
                                             ---------         ---------

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     X
                             ---------

        The aggregate market value of the voting stock held by nonaffiliates of the registrant (based on the closing price of such stock as reported on March 1, 1999 on the Nasdaq Stock Market) was approximately $24,652,843. There were 7,835,104 shares of common stock, $0.01 par value per share, outstanding as of March 1, 1999.

                                TABLE OF CONTENTS

ITEM                                                                                                           PAGE
                                                     PART II

Item 6.         Selected Financial Data.....................................................................     3
Item 7.         Management's Discussion and Analysis of Financial Condition and
                   Results of Operations....................................................................     6
Item 7A.        Quantitative and Qualitative Disclosures about Market Risk..................................    16
Item 8.         Financial Statements and Supplementary Data.................................................    16

                                                     PART IV

                Index to Consolidated Financial Statements and Financial Schedules..........................    F-1

                                     PART II

ITEM 6.         SELECTED FINANCIAL DATA

        The selected consolidated financial data set forth below for the five years ended December 31, 1998 has been derived from the Corporation's consolidated financial statements audited by PricewaterhouseCoopers LLP, independent accountants. The selected consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Corporation's audited consolidated financial statements and related notes appearing elsewhere in this Report.

        During the fourth quarter of 1999, the Corporation identified approximately $342,000 in various credits in its accounts receivable sub-ledgers that should have been recorded as revenue between 1996 and 1999. The financial statements for the years ended December 31, 1996, 1997, and 1998 have been restated to reflect the impact of the adjustments. The selected consolidated financial data set forth below reflects all such restatements. See Note 3 to the Notes of the Consolidated Financial Statements.

                                                                                YEAR ENDED DECEMBER 31,
                                                                                -----------------------
                                                        1994              1995           1996(1)          1997            1998
                                                        ----              ----           -------          ----            ----
                                                                                       (RESTATED)      (RESTATED)       (RESTATED)

                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Revenue ......................................        $ 28,094         $ 30,078         $ 37,789         $ 47,949         $ 50,017
                                                      --------         --------         --------         --------         --------
Cost of sales ................................          19,094           20,570           24,860           29,452           29,738
Selling, general and administrative
   Expenses ..................................           5,947            7,071            7,852           10,093           13,627
Research and development expenses ............             354            1,012            1,110            1,393            1,438
Nonrecurring charge ..........................             ---              ---           696(2)              ---              ---
                                                      --------         --------         --------         --------         --------
         Total expenses ......................          25,395           28,653           34,518           40,938           44,803
                                                      --------         --------         --------         --------         --------
Income from operations .......................           2,699         1,425(3)            3,271            7,011            5,214
Interest and other (income) expenses, net ....             439              524              816             (67)            (842)
                                                      --------         --------         --------         --------         --------
Income before income taxes ...................           2,260              901            2,455            7,078            6,056
Provision for (benefit from)  income taxes ...         (2,192)              243              887            2,974            2,354
                                                      --------         --------         --------         --------         --------
Net income ...................................        $  4,452         $    658         $  1,568         $  4,104         $  3,702
                                                      ========         ========         ========         ========         ========
Net income per share (4):
    Basic ....................................        $  15.46         $   1.80         $   4.62         $   1.19         $   0.48
                                                      ========         ========         ========         ========         ========
    Diluted ..................................        $   0.87         $   0.11         $   0.28         $   0.60         $   0.45
                                                      ========         ========         ========         ========         ========
Weighted-average common stock outstanding ....             279              289              309            3,458            7,791
                                                      ========         ========         ========         ========         ========
Weighted-average common and common
   Equivalent shares outstanding (5) .........           5,108            4,619            5,679            6,833            8,233
                                                      ========         ========         ========         ========         ========

                                                            AS OF DECEMBER 31,
                                                            ------------------
                                       1994           1995         1996          1997          1998
                                       ----           ----         ----          ----          ----
                                                                (RESTATED)     (RESTATED)    (RESTATED)

                                                              (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and
   Marketable securities ......       $ 1,676       $   693       $ 2,965       $33,781       $27,097
Working capital ...............         5,326         4,963         5,481        38,213        36,031

Total assets ..................        23,551        24,938        35,934        68,819        77,287

Long-term debt ................         4,694         6,189         8,982         5,434         7,914

Stockholders' equity ..........        11,452        12,121        14,157        49,899        54,035

-----------------

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

        (4) In certain years, net income has been reduced to reflect the assumed dividend paid to preferred stockholders. See Note 13 of Notes to Consolidated Financial Statements.

        (5) The weighted average common stock outstanding has been reduced by the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Corporation. See Note 13 of Notes to Consolidated Financial Statements.

        The following tables set forth unaudited consolidated quarterly financial data for the periods indicated. We derived this data from unaudited consolidated financial statements. Results of operations for any previous fiscal quarter do not necessarily indicate what results may be for any future periods.

                                                    1996                                               1997
                             -------------------------------------------------    -------------------------------------------------
Statement of Income           1ST Qtr        2ND Qtr     3RD Qtr      4TH Qtr      1ST Qtr      2ND Qtr      3RD Qtr       4TH Qtr
Data:                                      (Restated)               (Restated)                (Restated)   (Restated)    (Restated)

Revenue ..................      7,599         8,675        9,228       12,287       11,781       12,602       11,702        11,864
Expenses .................      7,433         8,069        8,519       10,497       10,380       10,602       10,015         9,941
Income (loss) from
operations ...............        166           606          709        1,790        1,401        2,000        1,687         1,923
Other (income) expense ...        158           174          249          235          200          117        (131)         (253)
Income before
income taxes .............          8           432          460        1,555        1,201        1,883        1,818         2,176
Income tax provision .....          3           180          205          499          511          783          763           917
Net income ...............          5           252          255        1,056          690        1,100        1,055         1,259
Net income (loss) per
share:
   Basic .................      (.07)           .44          .49         3.55         1.89         2.89          .20           .16
   Diluted ...............      (.07)           .03          .04          .19          .12          .19          .14           .15


                                                        1998
                               ----------------------------------------------------
Statement of Income               1ST Qtr       2ND Qtr       3RD Qtr       4TH Qtr
Data:                           (Restated)    (Restated)    (Restated)    (Restated)

Revenue ..................         12,089        12,731        12,978        12,219
Expenses .................         10,426        10,768        11,324        12,285
Income (loss) from
operations ...............          1,663         1,963         1,654          (66)
Other (income) expense ...          (195)         (222)         (149)         (276)
Income before
income taxes .............          1,858         2,185         1,803           210
Income tax provision .....            779           834           675            66
Net income ...............          1,079         1,351         1,128           144
Net income (loss) per
share:
   Basic .................            .14           .17           .14           .02
   Diluted ...............            .13           .16           .14           .02


                                                       1997                                               1998
                                 ------------------------------------------------  -------------------------------------------------
                                  1ST Qtr      2ND Qtr      3RD Qtr      4TH Qtr      1ST Qtr      2ND Qtr     3RD Qtr     4TH Qtr
Balance Sheet Data: ..........               (Restated)   (Restated)   (Restated)   (Restated)   (Restated)  (Restated)  (Restated)

Accounts receivable, net .....     14,020       14,509       17,493       16,091       16,702       20,177      22,098      21,741
Total current assets .........     18,840       18,232       53,642       51,699       52,048       53,455      52,838      51,344
Total assets .................     35,855       35,388       69,281       68,819       68,236       74,760      78,535      77,287
Other accrued liabilities ....      2,391        2,607        2,816        2,366        2,185        3,224       1,654       1,862
Total current liabilities ....     14,628       13,737       14,605       13,486       12,216       13,294      13,103      15,313
Total liabilities ............     21,330       20,020       20,482       18,920       17,306       22,311      24,395      23,252
Retained earnings (deficit) ..    (5,455)      (4,355)      (3,300)      (2,041)        (962)          389       1,517       1,661
Total stockholders' equity ...     14,525       15,368       48,799       49,899       50,930       52,449      54,140      54,035

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Certain statements made in this Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or similar words or phrases. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by BioReliance with the Securities and Exchange Commission, including in its Prospectus, dated July 28, 1997, and its Forms 10-K and 10-Q, and include, among others, the following: general economic and market conditions; the size and growth of the overall markets for biopharmaceuticals, including the amounts spent on research and development by biotechnology and pharmaceutical companies; changes in government regulations; the size, timing and mix of contracts for the Corporation's products and services; the ability of BioReliance to attract and retain qualified technical and management personnel; seasonal demand for the Corporation's products and services; fluctuations and difficulty in forecasting operating results; the ability of BioReliance to sustain, manage or forecast its growth and utilize its facilities; the loss of significant contracts or customers; business disruptions and other factors referenced in the above reports or in this Form 10-K. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Corporation's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

        During 1998, the Corporation adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information," which changes the way the Corporation reports information about its operating segments. The adoption of SFAS 131 did not affect the Corporation's results of operations or financial position but did affect the disclosure of segment information. The presentation of the Corporation's financial results for 1997 and 1996 has been restated in order to conform to the 1998 presentation. See Note 15 of Notes to Consolidated Financial Statements.

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

        The Corporation derived 91.8%, 92.1% and 90.1% of its revenue from commercial contracts in 1998, 1997 and 1996, respectively, of which 88.5%, 88.3% and 85.2% were testing and development contracts and 11.5%, 11.7% and 14.8% were manufacturing contracts, respectively. Commercial contracts are either fixed price or fixed rate, and their terms range from under a week to three or more years. Testing and development services contracts are accounted for using the percentage-of-completion over time method, except services that are completed within approximately three days, which are accounted for using the completed-contract method. Manufacturing services that provide for the delivery of products are accounted for using the completed contract method while all other manufacturing services are accounted for using the percentage-of-completion over time method. No commercial client accounted for more than 10% of the Corporation's revenue in 1998.

        The Corporation derived 8.2%, 7.9% and 9.9% of its revenue from government contracts in 1998, 1997 and 1996, respectively. Government contracts generally are cost-plus-fixed-fee and have terms of three to five years. Revenue from government contracts is recognized in an amount equal to reimbursable costs plus a pro rata portion of the earned fee.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

        Revenue was $50.0 million in 1998, an increase of 4.4% over revenue of $47.9 million in 1997. Testing and development services generated revenue of $42.8 million in 1998, an increase of 5.2% over revenue of $40.7 million in 1997. Manufacturing services generated revenue of $7.2 million in 1998, a decrease of 1.4% from revenue of $7.3 million in 1997. Although testing and development revenue grew modestly, the growth was slower than expected because the number of new development contracts did not increase as rapidly as anticipated. The decrease in 1998 manufacturing revenue is primarily attributable to delays in the completion of manufacturing projects in both the U.K. and Germany. Testing and development services and manufacturing services accounted for 85.6% and 14.4%, respectively, of the Corporation's revenue in 1998, and 85.0% and 15.0% respectively, of the Corporation's revenue in 1997. Revenue generated in Europe remained constant at $7.7 million, accounting for 15.4% and 16.1% of the Corporation's revenue in 1998 and 1997, respectively.

        Cost of sales was $29.7 million in 1998, relatively constant with cost of sales of $29.5 million in 1997. As a percentage of total revenue, cost of sales decreased to 59.4% in 1998 from 61.6% in 1997, and gross profit improved to 40.6% in 1998 from 38.4% in 1997. This decrease in cost of sales as a percentage of total revenue and the corresponding improvement in gross profit was primarily attributable to volume mix variances in favor of higher margin testing and development business such as viral clearance, in vitro assays for viral contamination, and lot release testing. Gross profit for testing and development services was $19.8 million in 1998, a 13.1% increase over gross profit of $17.5 million in 1997. The Corporation generated a gross profit of $0.4 million from manufacturing services in 1998, compared to a gross profit $1.0 million in 1997. This decrease can be attributed to personnel changes and technical issues which necessitated repeating work. Gross profit for Europe remained constant at $2.6 million for 1998 and 1997.

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

        Operating income was $5.2 million in 1998, a decrease of 25.7% from operating income of $7.0 million in 1997. This decrease was due to increased selling, general and administrative expenses, slightly offset by an improvement in gross margin.

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

        The provision for income taxes was $2.4 million in 1998, compared to a provision of $3.0 million in 1997. The Corporation's effective tax rate was 39.0% in 1998, compared to 42.0% in 1997. The decrease resulted primarily from the use of existing tax credits in the United States and the successful implementation of tax planning strategies in Europe.

        Net income was $3.7 million in 1998, a decrease of 9.8% from net income of $4.1 million in 1997. This decrease was due to decreased operating income and decreased income before income taxes, offset by a decrease in the provision for income taxes.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

        Revenue was $47.9 million in 1997, an increase of 26.7% over revenue of $37.8 million in 1996, reflecting increases in both testing and development services and manufacturing services. Testing and development services generated revenue of $40.7 million in 1997, an increase of 24.5% over revenue of $32.7 million in 1996. The growth in revenue for testing and development services primarily was due to volume growth in the biosafety testing and analytical services divisions of the testing and development business. Manufacturing services generated revenue of $7.3 million in 1997, an increase of 46.0% over revenue of $5.0 million in 1996. The growth in revenue for manufacturing services was due to volume and price increases in new viral production business. Testing and development services and manufacturing services accounted for 85% and 15%, respectively, of the Corporation's revenue in 1997 and 86.5% and 13.5%, respectively, of the Corporation's revenue in 1996. Revenue generated in Europe increased from $6.5 million to $7.7 million, accounting for 16.1% and 17.2% of the Corporation's revenue in 1997 and 1996, respectively.

        Cost of sales was $29.5 million in 1997, an increase of 18.5% over cost of sales of $24.9 million in 1996. As a percentage of revenue, cost of sales decreased to 61.6% from 65.9% and gross profit increased to 38.4% from 34.1% in 1997 compared to 1996. This improvement in gross profit primarily was attributable to the high incremental margins contributed by growth in revenues in both testing and development services and manufacturing services, and more efficient recovery of the fixed cost element of cost of sales. Gross profit for testing and development services was $17.5 million in 1997, a 44.6% increase over gross profit of $12.1 million in 1996. This increase can be attributed to client demand for viral clearance studies and assays to determine the presence of adventitious agents, both high margin businesses. Gross profit for manufacturing services was $1.0 million in 1997, an 11.1% increase over gross profit of $0.9 million in 1996. This increase can be attributed to efficiencies gained with the addition of a dedicated cell culture suite. Gross profit for Europe increased to $2.6 million in 1997 from $2.2 million in 1996, an 18.2% increase.

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

        Operating income was $7.0 million in 1997, an increase of 112.1% over operating income of $3.3 million in 1996. This increase was due to an improvement in gross margin and the effect of the non-recurring charge in 1996 for which there was no corresponding expense in 1997, offset by increases in selling, general and administrative and research and development expenses.

        Net interest and other income was $0.1 million in 1997, compared to an expense of $0.8 million in 1996. The benefit was primarily related to interest earnings from the initial public offering proceeds.

        The provision for income taxes was $3.0 million in 1997, compared to a provision of $0.9 million in 1996. The effective tax rate was 42.0% in 1997 and 36.0% in 1996. The increase in the effective tax rate from 1996 to 1997 primarily was attributable to deferring the recognition of tax benefits relating to certain net operating losses generated during 1997 until realization is probable. These net operating losses related principally to recent investments the Corporation has made to extend its testing capabilities in Germany.

        Net income was $4.1 million in 1997, an increase of 156.3% over net income of $1.6 million in 1996. This increase was due to improvement both in operating income and net interest and other income and expenses, which more than offset the increase in income taxes.

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

        In 1998, the Corporation did not generate positive net cash flow from operating activities. In 1997 and 1996, the Corporation generated net cash flows from operations of $6.3 million and $4.5 million, respectively. Net income, as adjusted for depreciation and amortization, deferred income taxes and other non-cash adjustments, provided cash of $8.3 million, $9.1 million and $4.8 million in the years ended December 31, 1998, 1997 and 1996, respectively. Changes in other assets and liabilities used cash of $8.3 million in 1998, primarily due to an increase in accounts receivable to reflect increased aging of accounts receivable and a decrease in customer advances and accrued employee compensation and benefits; in 1997 changes in other assets and liabilities used cash of $2.8 million, primarily due to an increase in accounts receivable corresponding with an increase in revenue; and used cash of $0.4 million in 1996 where a similar increase in accounts receivable was largely offset by a corresponding rise in customer advances and other current liabilities.

        Working capital decreased to $36.0 million at December 31, 1998, from $38.2 million at December 31, 1997. This decrease was due to a decrease in the amount of marketable securities, which the Corporation applied toward investments in facilities and equipment and the repayment of debt and capital leases. Additionally, the current portion of long-term debt increased as of December 31, 1998 as the Corporation's loans with NationsBank mature in 1999.

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

        The Corporation expects to finance its planned capital expenditures through existing cash, cash from operations, borrowings under its credit facility and lease or other financing from third-party sources to the extent that funds are available on favorable terms and conditions. See Notes 8 and 14 of Notes to Consolidated Financial Statements.

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

        Since the revenues and expenses of the Corporation's international operations generally are denominated in local currencies, exchange rate fluctuations between such local currencies and the United States dollar will subject the Corporation to currency translation risk with respect to the reported results of its international operations as well as to risks sometimes associated with international operations. The Corporation derived 15.4%, 16.1% and 17.2% of its revenue for 1998, 1997 and 1996, respectively, from services performed outside of the United States. In addition, the Corporation may be subject to currency risk when the Corporation's service contracts are denominated in a currency other than the currency in which the Corporation incurs expenses related to such contracts.

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

        The revenue and identifiable assets attributable to the Corporation's geographic segments are reported in Note 15 of Notes to Consolidated Financial Statements.

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

        Additionally, the Corporation is exposed to risk from changes in interest rates as a result of its borrowing activities. At December 31, 1998, the Corporation had total debt of $12.5 million. The Corporation's debt consists of a mortgage loan with approximately $2.8 million outstanding; a promissory note with approximately $.9 million outstanding and capital lease obligations of approximately $8.8 million outstanding. See Note 8 of Notes to Consolidated Financial Statements. The Corporation's exposure to losses is partially managed through an interest rate swap agreement related to the mortgage loan.

FOREIGN CURRENCY EXCHANGE RISK

        The Corporation's international operations are subject to foreign exchange rate fluctuations. The Corporation derived 15.4%, 16.1% and 17.2% of its revenue for 1998, 1997 and 1996, respectively, from services performed in the United Kingdom and Germany. Since the revenue and expenses of the Corporation's international operations generally are denominated in local currencies, exchange rate fluctuations between such local currencies and the United States dollar will subject the Corporation to currency translation risk with respect to the reported results of its foreign operations as well as to risks sometimes associated with international operations. In addition, the Corporation may be subject to currency risk when the Corporation's service contracts are denominated in a currency other than the currency in which the Corporation incurs expenses related to such contracts. The United Kingdom and Germany have traditionally had relatively stable currencies. The Corporation does not hedge its foreign currency exposure. Management does not believe that the Corporation's exposure to foreign currency rate fluctuations is material. See "Risk Factors -- Exchange Rate Fluctuations."

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and supplementary data of the Corporation are listed in the Index to Financial Statements and Financial Statement Schedules appearing on page F-1 of this Report.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Rockville, Maryland, on this 30th day of March, 2000.

BIORELIANCE CORPORATION
(Registrant)


By:            /s/Capers W. McDonald
               -------------------------------
        Name:  Capers W. McDonald
        Title: President, Chief Executive Officer and Acting Chief Financial
                Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on March 30, 2000.


                SIGNATURE                                 TITLE
                ---------                                 -----



                    *                       Chairman of the Board
-----------------------------------------
            SIDNEY R. KNAFEL


          /s/Capers W. McDonald             President, Chief Executive
-----------------------------------------      Officer, Director and Acting
           CAPERS W. McDONALD                  Chief Financial Officer and
                                               Treasurer (Chief Accounting
                                               Officer)


                    *                       Director
-----------------------------------------
            WILLIAM J. GEDALE


                    *                       Director
-----------------------------------------
            VICTORIA HAMILTON


                    *                       Director
-----------------------------------------
            GORDON J. LOUTTIT


                    *                       Director
-----------------------------------------
          DR. LEONARD SCHERLIS


         * /s/ Capers W. McDonald
-----------------------------------------
  CAPERS W. McDONALD, ATTORNEY-IN-FACT
 President, Chief Executive Officer and
     Acting Chief Financial Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             AND FINANCIAL SCHEDULE

                                                                                                      PAGE
                                                                                                      ----
Report of Independent Accountants.............................................................        F-2
Consolidated Balance Sheets as of December 31, 1997 and 1998..................................        F-3
Consolidated Statements of Income for the Years Ended December 31, 1996,
  1997 and 1998...............................................................................        F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 1996,
  1997 and 1998...............................................................................        F-5
Consolidated Statements of Stockholders' Equity for the Years Ended December 31,
  1996, 1997 and 1998.........................................................................        F-6
Notes to Consolidated Financial Statements....................................................        F-7

Financial Statement Schedule:
   For the Three Years Ended December 31, 1998
        II - Valuation and Qualifying Accounts................................................        F-23

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of BioReliance Corporation

In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of BioReliance Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The consolidated financial statements as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 have been restated as described in Note 3.

PRICEWATERHOUSECOOPERS LLP



McLean, Virginia
February 18, 1999, except for
Note 3 which is as of
February 23, 2000.

                             BIORELIANCE CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                 DECEMBER 31,           DECEMBER 31,
                                                                                    1997                   1998
                                                                                 (RESTATED)             (RESTATED)
                                                                            --------------------    -------------------

                                            ASSETS
Current assets:
    Cash and cash equivalents .......................................           $     6,227            $     8,847
    Marketable securities ...........................................                27,554                 18,250
    Accounts receivable, net ........................................                16,091                 21,741
    Other current assets ............................................                 1,827                  2,506
                                                                                 -----------            -----------
                Total current assets ................................                51,699                 51,344
Property and equipment, net .........................................                15,601                 25,371
Intangible assets, net ..............................................                   256                    122
Deposits and other assets ...........................................                   286                    450
Deferred income taxes ...............................................                   977                     ---
                                                                                 -----------            -----------
                Total assets ........................................           $    68,819            $    77,287
                                                                                 ===========            ===========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt ...............................           $     1,574            $     4,628
    Accounts payable ................................................                 1,811                  2,685
    Accrued employee compensation and benefits ......................                 2,829                  1,955
    Other accrued liabilities .......................................                 2,366                  1,862
    Customer advances ...............................................                 3,635                  2,632
    Deferred income taxes ...........................................                 1,271                  1,551
                                                                                 -----------            -----------
                Total current liabilities ...........................                13,486                 15,313
Deferred taxes ......................................................                   ---                     25
Long-term debt ......................................................                 5,434                  7,914
                                                                                 -----------            -----------
                Total liabilities ...................................                18,920                 23,252
                                                                                 -----------            -----------
Commitments and contingencies (Note 14)

Stockholders' equity:
      Convertible preferred stock, $.01  par value:  6,900,000 shares
         authorized; no shares issued and outstanding ...............                    ---                    ---
      Common stock, $.01 par value:  15,000,000 shares authorized;
        7,685,208 and 7,821,344 shares issued and outstanding .......                    77                     78
      Additional paid-in capital ....................................                52,457                 52,586
      Retained earnings/(accumulated deficit) .......................                (2,041)                 1,661
      Accumulated other comprehensive income ........................                  (594)                  (290)
                                                                                 -----------            -----------
                Total stockholders' equity ..........................                49,899                 54,035
                                                                                 -----------            -----------
                Total liabilities and stockholders' equity ..........           $    68,819            $    77,287
                                                                                 ===========            ===========


   The accompanying notes are an integral part of these consolidated financial statements.

                             BIORELIANCE CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                        YEARS ENDED DECEMBER 31,
                                                         ------------------------------------------------------
                                                            1996                 1997                  1998
                                                         (RESTATED)            (RESTATED)            (RESTATED)
                                                         ----------            ----------            ----------

Revenue .....................................           $   37,789            $   47,949            $   50,017
                                                         ----------            ----------            ----------
Expenses:
    Cost of sales ...........................               24,860                29,452                29,738
    Selling, general and administrative .....                7,852                10,093                13,627
    Research and development ................                1,110                 1,393                 1,438
    Nonrecurring charge .....................                  696                    ---                   ---
                                                         ----------            ----------            ----------
                                                            34,518                40,938                44,803
                                                         ----------            ----------            ----------
Income from operations ......................                3,271                 7,011                 5,214
                                                         ----------            ----------            ----------
Other (income) expense:
    Interest income .........................                  (18)                 (817)               (1,891)
    Interest expense ........................                  844                   717                   551
    Other (income) expense ..................                  (10)                   33                   498
                                                         ----------            ----------            ----------
                                                               816                   (67)                 (842)
                                                         ----------            ----------            ----------
Income before income taxes ..................                2,455                 7,078                 6,056
Provision for income taxes ..................                  887                 2,974                 2,354
                                                         ----------            ----------            ----------
Net income ..................................           $    1,568            $    4,104            $    3,702
                                                         ----------            ----------            ----------
Net income per share:

    Basic ...................................           $     4.62            $     1.19            $     0.48
                                                         ==========            ==========            ==========

    Diluted .................................           $     0.28            $     0.60            $     0.45
                                                         ==========            ==========            ==========



  The accompanying notes are an integral part of these consolidated financial statements.

                             BIORELIANCE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                           YEARS ENDED DECEMBER 31,
                                                                                     1996            1997              1998
                                                                                 (RESTATED)       (RESTATED)         (RESTATED)
                                                                                 ----------        ----------        ----------
Cash flows from operating activities:
  Net income ............................................................       $    1,568        $    4,104        $    3,702
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
      Depreciation ......................................................            2,626             2,991             3,340
      Amortization expense ..............................................               92               212               227
      Amortization of bond premiums and discounts .......................               ---             (173)             (276)
      Compensation element of stock option grants .......................               22                ---               ---
      Loss on disposal of fixed assets ..................................               ---              190                22
      Deferred income taxes, net ........................................              523             1,789             1,282
      Changes in current assets and liabilities:
          Accounts receivable, net ......................................           (4,410)           (2,320)           (5,937)
          Other current assets ..........................................               37              (678)             (640)
          Accounts payable ..............................................              905               (94)              975
          Accrued employee compensation and benefits ....................              408               615              (874)
          Other accrued liabilities .....................................            1,072                49              (540)
          Customer advances .............................................            1,825              (320)           (1,026)
      Deposits and other assets .........................................             (203)              (89)             (259)
                                                                                 ----------        ----------        ----------
               Net cash provided by (used in) operating activities ......            4,465             6,276                (4)
                                                                                 ----------        ----------        ----------

Cash flows from investing activities:
    Purchases of marketable securities ..................................               ---          (32,381)          (41,070)
    Proceeds from the maturities of marketable securities ...............               ---            5,000            50,650
    Acquisition of BIOMEVA GmbH, net of cash acquired ...................           (2,752)               ---               ---
    Purchases of property and equipment .................................           (1,850)           (4,201)           (5,888)
                                                                                 ----------        ----------        ----------
               Net cash provided by (used in) investing activities ......           (4,602)          (31,582)            3,692
                                                                                 ----------        ----------        ----------

Cash flows from financing activities:
     Net proceeds from initial public offering ..........................               ---           32,247                ---
     Proceeds from exercise of stock options ............................               34               223               268
     Proceeds from debt .................................................            1,800                ---               ---
     Payments on debt ...................................................             (539)             (717)             (832)
     Proceeds from (repayment on) note payable to stockholder ...........            1,900            (1,900)               ---
     Payments on capital lease obligations ..............................             (813)             (912)             (754)
     Repurchase and cancellation of treasury stock ......................               (3)              (77)             (138)
                                                                                 ----------        ----------        ----------
               Net cash provided by (used in) financing activities ......            2,379            28,864            (1,456)
                                                                                 ----------        ----------        ----------

Effect of exchange rate changes on cash and cash equivalents ............               30              (296)              388
                                                                                 ----------        ----------        ----------

Net increase in cash and cash equivalents ...............................            2,272             3,262             2,620
Cash and cash equivalents, beginning of period ..........................              693             2,965             6,227
                                                                                 ----------        ----------        ----------

Cash and cash equivalents, end of period ................................       $    2,965        $    6,227        $    8,847
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

                             BIORELIANCE CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                             (DOLLARS IN THOUSANDS)


                                                    CONVERTIBLE
                                                  PREFERRED STOCK              COMMON STOCK
                                                  ---------------              ------------
                                                SHARES       AMOUNT         SHARES      AMOUNT
                                             ------------  ----------    -----------  ----------
BALANCE AT DECEMBER 31,
  1995 .................................      6,470,121        $ 65         297,002      $   3
  Issuance of common stock in
    Connection with acquisition ........             --          --          23,333         --
  Exercise of stock options ............             --          --          20,647         --
  Compensation element of stock
    option grants ......................             --          --              --         --
  Stock repurchase and cancellation ....             --          --          (1,052)        --
  Equity adjustment from foreign
    currency translation ...............             --          --              --         --
  Net income ...........................             --          --              --         --
                                             ----------        ----       ---------      -----
BALANCE AT DECEMBER 31,
  1996 (RESTATED) ......................      6,470,121          65         339,930          3
  Issuance of common stock in
    Initial Public Offering ("IPO"),
     net of offering costs of $1.5
     million ...........................             --          --       2,417,316         24
  Conversion of preferred stock,
    concurrent with IPO ................     (6,470,121)        (65)      4,778,072         48
  Exercise of stock options ............             --          --         155,922          2
  Stock repurchase and cancellation ....             --          --          (6,032)        --
  Equity adjustment from foreign
    currency translation ...............             --          --              --         --
  Net income ...........................             --          --              --         --
                                             ----------        ----       ---------      -----
BALANCE AT DECEMBER 31,
  1997 (RESTATED) ......................             --          --       7,685,208         77
  Exercise of stock options ............             --          --         142,245          1
  Stock repurchase and cancellation ....             --          --          (6,109)        --
  Equity adjustment from foreign
    currency translation ...............             --          --              --         --
  Net income ...........................             --          --              --         --
                                             ----------        ----       ---------      -----
BALANCE AT DECEMBER 31,
  1998 (RESTATED) ......................             --        $ --       7,821,344      $  78
                                             ==========        ====       =========      =====


                                                                RETAINED    ACCUMULATED
                                               ADDITIONAL       EARNINGS/       OTHER         TOTAL
                                                PAID-IN      (ACCUMULATED  COMPREHENSIVE   STOCKHOLDERS'
                                                CAPITAL         DEFICIT)       INCOME         EQUITY
                                             -------------  -------------  --------------  -------------
BALANCE AT DECEMBER 31,
  1995 .................................      $   19,822      $   (7,713)     $   (56)     $   12,121
  Issuance of common stock in
    Connection with acquisition ........             198              --           --             198
  Exercise of stock options ............              34              --           --              34
  Compensation element of stock
    option grants ......................              22              --           --              22
  Stock repurchase and cancellation ....              (3)             --           --              (3)
  Equity adjustment from foreign
    currency translation ...............              --              --          217             217
  Net income ...........................              --           1,568           --           1,568
                                              ----------      ----------      -------      ----------
BALANCE AT DECEMBER 31,
  1996 (RESTATED) ......................          20,073          (6,145)         161          14,157
  Issuance of common stock in
    Initial Public Offering ("IPO"),
     net of offering costs of $1.5
     million ...........................          32,223              --           --          32,247
  Conversion of preferred stock,
    concurrent with IPO ................              17              --           --              --
  Exercise of stock options ............             221              --           --             223
  Stock repurchase and cancellation ....             (77)             --           --             (77)
  Equity adjustment from foreign
    currency translation ...............              --              --         (755)           (755)
  Net income ...........................              --           4,104           --           4,104
                                              ----------      ----------      -------      ----------
BALANCE AT DECEMBER 31,
  1997 (RESTATED) ......................          52,457          (2,041)        (594)         49,899
  Exercise of stock options ............             267              --           --             268
  Stock repurchase and cancellation ....            (138)             --           --            (138)
  Equity adjustment from foreign
    currency translation ...............              --              --          304             304
  Net income ...........................              --           3,702           --           3,702
                                              ----------      ----------      -------      ----------
BALANCE AT DECEMBER 31,
  1998 (RESTATED) ......................      $   52,586      $    1,661      $  (290)     $   54,035
                                              ==========      ==========      =======      ==========



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

SEGMENT INFORMATION

        In 1998, BioReliance Corporation adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 supercedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Corporation's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see Note 15).

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

(3) PRIOR PERIOD ADJUSTMENTS

During the fourth quarter of 1999, the Corporation identified approximately $342,000 in various credits in the accounts receivable subsidiary ledgers that should have been recorded as revenue over the three-year period 1996-1998. The financial statements and related notes reflect all such restatements. A summary of the impact of the restatements for the years ended December 31, 1998, 1997 and 1996 follows (in thousands except per share amounts):

Results of Operations
---------------------
                                        YEAR ENDED               YEAR ENDED                 YEAR ENDED
                                     DECEMBER 31, 1996        DECEMBER 31, 1997         DECEMBER 31, 1998
                                     -----------------        -----------------         -----------------
                                  PREVIOUSLY      AS        PREVIOUSLY      AS        PREVIOUSLY      AS
                                   REPORTED     RESTATED     REPORTED     RESTATED     REPORTED     RESTATED
                                   --------     --------     --------     --------     --------     --------
Revenues .....................      $37,682      $37,789      $47,888      $47,949      $49,843      $50,017
Income from operations .......        3,164        3,271        6,950        7,011        5,040        5,214
Income before income taxes ...        2,348        2,455        7,017        7,078        5,882        6,056
Income tax provision .........          846          887        2,951        2,974        2,288        2,354
Net income ...................        1,502        1,568        4,066        4,104        3,594        3,702
Net income per share:
   Basic .....................      $  4.41      $  4.62      $  1.18      $  1.19      $  0.46      $  0.48
   Diluted ...................         0.26         0.28         0.60         0.60         0.44         0.45


Financial Position
------------------
                                          DECEMBER 31, 1997               DECEMBER 31, 1998
                                          -----------------               -----------------
                                      PREVIOUSLY         AS           PREVIOUSLY         AS
                                       REPORTED        RESTATED        REPORTED       RESTATED
                                       --------        --------        --------       --------
Accounts receivable, net .......       $ 15,923        $ 16,091        $ 21,399       $ 21,741
Total current assets ...........         51,531          51,699          51,002         51,344
Total assets ...................         68,651          68,819          76,945         77,287
Other accrued liabilities ......          2,302           2,366           1,732          1,862
Total current liabilities ......         13,422          13,486          15,183         15,313
Total liabilities ..............         18,856          18,920          23,122         23,252
Retained earnings (deficit) ....        (2,145)         (2,041)           1,449          1,661
Total stockholders' equity .....         49,795          49,899          53,823         54,035


(4) ACQUISITION

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

                                                                 1996
                                                                 ----
                                                       (IN THOUSANDS, EXCEPT PER
                                                            SHARE AMOUNTS)
                Revenue ..............................         $ 39,272
                Net income ...........................         $  1,452
                Net income per basic share ...........         $   4.70
                Net income per diluted share .........         $   0.27

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

(5) MARKETABLE SECURITIES

        Marketable securities consisted of the following amounts at December 31:

                                                                            GROSS            ESTIMATED
                                                      AMORTIZED            UNREALIZED         MARKET
                                                         COST               (LOSSES)           VALUE
                                                   ----------------      --------------    --------------
1997                                                                     (IN THOUSANDS)
----
   Government and Government Agencies .....            $ 24,957             $ (2)             $ 24,955
   Commercial paper .......................               2,597               ---                2,597
                                                       --------             -----             --------
                                                       $ 27,554             $ (2)             $ 27,552
                                                       ========             =====             ========
1998
----
   Government and Government Agencies .....            $ 18,250             $ (4)             $ 18,246
   Commercial paper .......................                 ---               ---                  ---
                                                       --------             -----             --------
                                                       $ 18,250             $ (4)             $ 18,246
                                                       ========             =====             ========

        All securities have maturities of one year or less.

(6) ACCOUNTS RECEIVABLE

        Accounts receivable consisted of the following amounts as of December 31:

                                                                                               1997             1998
                                                                                          ---------------  ------------
                                                                                                  (IN THOUSANDS)
        Billed accounts receivable:
          Commercial .................................................................     $     6,678     $     11,997
          Government .................................................................             506            1,072
                                                                                           -----------     ------------
                                                                                                 7,184           13,069
                                                                                           -----------     ------------
        Unbilled accounts receivable:
          Commercial .................................................................           8,091            8,422
          Government .................................................................           1,058            1,086
                                                                                           -----------     ------------
                                                                                                 9,149            9,508
                                                                                           -----------     ------------
        Less allowances for doubtful accounts and unallowable
          contract costs .............................................................            (242)            (836)
                                                                                           -----------     ------------
        Accounts receivable, net .....................................................     $    16,091     $     21,741
                                                                                           ===========     ============

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

(7) PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following amounts as of December 31:

                                                                                     1997              1998
                                                                               ---------------   --------------
                                                                                         (IN THOUSANDS)
        Land ................................................................  $        1,984    $        2,704
        Building ............................................................           7,859             9,827
        Equipment, furniture, fixtures, and computer hardware and software ..          16,511            21,408
        Leasehold improvements ..............................................           2,291             2,463
        Construction in progress and assets not yet placed in service .......           1,900             7,358
                                                                               --------------    --------------
        Property and equipment, at cost .....................................          30,545            43,760
        Less accumulated depreciation and amortization ......................         (14,944)          (18,389)
                                                                               --------------    --------------
        Property and equipment, net .........................................  $       15,601    $       25,371
                                                                               ==============    ==============

(8) DEBT

        Debt consisted of the following amounts as of December 31:


                                                         1997             1998
                                                    --------------   -------------
                                                             (IN THOUSANDS)
        Mortgage Loan                               $       3,223    $       2,867
        Promissory Note                                     1,260              900
        Capital lease obligations                           2,525            8,775
                                                    -------------    -------------
        Total debt                                          7,008           12,542
        Less current portion                               (1,574)          (4,628)
                                                    -------------    -------------
        Long-term portion                           $       5,434    $       7,914
                                                    =============    =============

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

                                                             1997              1998
                                                       ---------------   -------------
                                                                (IN THOUSANDS)
        Land .......................................     $     1,984       $     2,704
        Construction in progress ...................              ---            6,160
        Machinery and equipment ....................           4,407             4,609
                                                         -----------       -----------
        Total assets at cost .......................           6,391            13,473
        Less accumulated depreciation ..............          (2,760)           (3,585)
                                                         -----------       -----------
        Net capitalized assets .....................     $     3,631       $     9,888
                                                         ===========       ===========

        The future minimum lease payments under capital lease obligations at December 31, 1998 were as follows (in thousands):

        Years ending December 31:
          1999 ....................................................    $     1,365
          2000 ....................................................          1,182
          2001 ....................................................            824
          2002 ....................................................            737
          2003 ....................................................            721
          Thereafter ..............................................         10,726
                                                                       -----------
        Total minimum lease payments ..............................         15,555
        Less amount representing interest .........................         (6,780)
                                                                       -----------
        Present value of minimum lease payments ...................          8,775
        Less current portion ......................................           (861)
                                                                       -----------
        Long-term portion .........................................    $     7,914
                                                                       ===========

(9) STOCKHOLDERS' EQUITY

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

        Changes in options outstanding were as follows:

                                                                              WEIGHTED
                                                                               AVERAGE
                                                        NUMBER OF           OPTION PRICE
                                                         SHARES               PER SHARE
                                                      --------------          ---------
        Balance, December 31, 1995 ..............            794,481            $1.89
          Granted ...............................            141,066             4.77
          Exercised .............................            (20,647)            1.96
          Canceled ..............................            (43,536)            2.25
                                                      --------------
        Balance, December 31, 1996 ..............            871,364             2.43
          Granted ...............................             34,536            12.84
          Exercised .............................           (155,922)            1.58
          Canceled ..............................            (40,742)            4.49
                                                      --------------
        Balance, December 31, 1997 ..............            709,236             3.34
          Granted ...............................            418,040            13.00
          Exercised .............................           (142,245)            1.90
          Canceled ..............................            (92,879)           11.83
                                                     ---------------
        Balance, December 31, 1998 ..............            892,152             6.71
                                                     ===============

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

        For options outstanding and exercisable at December 31, 1998, the following number of options, range of exercise prices and weighted average exercise prices were:

                                                 WEIGHTED-AVERAGE
          RANGE OF                 SHARES            REMAINING       WEIGHTED-AVERAGE                     WEIGHTED-AVERAGE
       EXERCISE PRICES           OUTSTANDING     CONTRACTUAL LIFE     EXERCISE PRICE       EXERCISABLE     EXERCISE PRICE
---------------------------------------------------------------------------------------------------------------------------
$  0.56 - 1.50                       317,205           1.7                     $  1.47         316,205           $ 1.48
$  2.25 - 4.50                       163,870           3.5                     $  2.74         120,918           $ 2.66
$  7.25 - 11.88                      187,479           6.3                     $  9.19          21,532           $ 7.96
$ 13.41 - 19.75                      212,448           6.7                     $ 14.58           2,551           $13.41
$ 21.25 - 23.00                       11,150           7.5                     $ 22.48             662           $21.25
                                     -------                                                   -------
Total                                892,152           4.3                     $  6.71         461,868           $ 2.18
                                     =======                                                   =======

        As permitted by SFAS 123, the Corporation's has chosen to continue accounting for stock options at their intrinsic value. Accordingly no compensation expense has been recognized for its stock option compensation plans. Had the fair value method of accounting been applied to the Corporation's stock option plans the impact would be as follows:

                                                                           1996           1997           1998
                                                                       ------------   ------------   -----------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
  Net income as reported .........................................      $    1,568     $    4,104     $  3,702
  Estimated fair value of the year's option grants ...............             (34)           (61)        (453)
                                                                       -----------    -----------    ---------
  Proforma net income ............................................           1,534          4,043        3,249

  Adjusted net income per share
      Basic ......................................................            4.51           1.17         0.42
      Diluted ....................................................            0.25           0.59         0.39

(10) INCOME TAXES

INCOME TAX PROVISION

        Income before income taxes consisted of the following amounts for the years ended December 31:


                                                    1996            1997         1998
                                                ------------    ------------  ----------
                                                              (IN THOUSANDS)
    Domestic ..............................     $     1,739       $  5,899       $5,236
    Foreign ...............................             716          1,179          820
                                                -----------       --------     --------
    Income before income taxes ............     $     2,455       $  7,078     $  6,056
                                                ===========       ========     ========

        The provision for income taxes consisted of the following amounts for the years ended December 31:

                                                                               1996           1997           1998
                                                                            (Restated)     (Restated)     (Restated)
                                                                           ------------   ------------   -----------
                                                                                         (IN THOUSANDS)
    Current:
      Federal ..........................................................    $       41     $      488     $     599
      Foreign ..........................................................           323            464           222
      State ............................................................            --            233           251
                                                                            ----------     ----------     ---------
           Total current provision .....................................           364          1,185         1,072
                                                                            ----------     ----------     ---------
    Deferred:
      Federal ..........................................................           540          1,116         1,223
      Foreign ..........................................................           (90)           323          (192)
      State ............................................................            73            350           251
                                                                            ----------     ----------     ---------
           Total deferred provision ....................................           523          1,789         1,282
                                                                            ----------     ----------     ---------
           Total provision for income taxes ............................    $      887     $    2,974     $   2,354
                                                                            ==========     ==========     =========

        The provision for income taxes differed from that which would be computed by applying the U.S. Federal income tax rate to income before income taxes for the years ended December 31:

                                                                         1996              1997           1998
                                                                   ---------------   ---------------   ----------
    Federal tax at statutory rate ...............................        34.0%             34.0%            34.0%
    State tax, net of federal benefit ...........................          --               2.2              2.8
    Adjustment for foreign income taxes .........................         4.4              (0.1)             0.1
    U.K. consolidation ..........................................          --                --              5.2
    Change in valuation allowance ...............................         0.9              12.2              4.8
    Charitable contribution .....................................          --              (7.5)              --
    Tax credits .................................................          --                --            (13.4)
    Nondeductible expenses ......................................         1.5               0.1              3.6
    Other .......................................................        (4.8)              1.1              1.9
                                                                    ---------          --------         --------
    Provision for income taxes ..................................        36.0%             42.0%            39.0%
                                                                    =========          ========         ========

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

DEFERRED INCOME TAXES

        Deferred income taxes consisted of the following amounts as of December 31:

                                                                                   1997             1998
                                                                                -------------    ------------
                                                                                        (IN THOUSANDS)
    Deferred tax assets:
      Net operating loss carryforwards .....................................    $        771     $        838
      Accrued expenses .....................................................             373              527
      Tax credit carryforwards .............................................           1,114               --
      Other ................................................................             502            1,105
                                                                                ------------     ------------
    Gross deferred tax assets ..............................................           2,760            2,470
    Valuation allowance ....................................................            (771)          (1,089)
                                                                                ------------     ------------
      Net deferred tax assets ..............................................           1,989            1,381
                                                                                ------------     ------------
    Deferred tax liabilities:
      Unbilled accounts receivable .........................................          (1,640)          (2,337)
      Depreciation and amortization ........................................            (643)            (620)
      Other ................................................................              --               --
                                                                                ============     ============
      Deferred tax liabilities .............................................          (2,283)          (2,957)
                                                                                ------------     -------------
    Deferred taxes, net ....................................................    $       (294)    $     (1,576)
                                                                                ============     ============
    Deferred income tax liabilities, current portion .......................    $     (1,271)    $     (2,337)
    Deferred income tax liabilities, long-term portion .....................              --             (620)
    Deferred income tax assets, current portion ............................              --              786
    Deferred income tax assets, long-term portion ..........................             977              595
                                                                                ------------     ------------
    Deferred taxes, net ....................................................    $       (294)    $     (1,576)
                                                                                ============     ============

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

(11) NONRECURRING CHARGE

        During 1996, the Corporation incurred a charge against operations of $696,000 in connection with the Corporation's settlement of a dispute with a landlord relating to the termination of a lease. This liability was included in other accrued liabilities at December 31, 1996.

(12) RETIREMENT PLAN

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

(13) NET INCOME PER SHARE

        The following is a reconciliation between net income and net income available to common stockholders used in the numerator for basic EPS for the years ended December 31:

                                                                               1996           1997           1998
                                                                           ------------   ------------   -----------
                                                                                         (IN THOUSANDS)
    Net income .........................................................    $    1,568     $    4,104     $    3,702
    Assumed dividends paid to preferred stockholders ...................          (139)           ---            ---
                                                                            ----------     ----------     ----------
    Net income available to common stockholders ........................    $    1,429     $    4,104     $    3,702
                                                                            ==========     ==========     ==========

        The following is a reconciliation between net income available to common stockholders and net income available per common and common equivalent stockholders used in the numerator for diluted EPS for the years ended December 31:

                                                                               1996           1997         1998
                                                                           ------------   ------------   --------
                                                                                         (IN THOUSANDS)
    Net income available to common stockholders ........................    $   1,429       $  4,104     $  3,702
    Assumed dividends paid to preferred stockholders ...................          139            ---          ---
                                                                            ---------       --------    ---------
    Net income available to common and common
        equivalent stockholders ........................................    $   1,568       $  4,104     $  3,702
                                                                            =========       ========     ========

        The following is a reconciliation between the weighted average common stock outstanding denominator used in basic EPS and the weighted average common and common equivalent shares outstanding denominator used in diluted EPS for the years ended December 31:

                                                                                1996           1997           1998
                                                                            ------------   ------------   -----------
                                                                                          (IN THOUSANDS)
     Weighted average common stock outstanding .........................            309          3,458          7,791
     Preferred stock, as if converted ..................................          4,759          2,723            ---
     Stock  options, as if converted ...................................            611            652            442
                                                                             ----------     ----------     ----------
     Weighted average common and common equivalent
         shares outstanding ............................................          5,679          6,833          8,233
                                                                            ===========     ==========     ==========

(14) COMMITMENTS AND CONTINGENCIES

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

    Years ending December 31:
      1999 ....................................................    $   1,704
      2000 ....................................................        1,751
      2001 ....................................................        1,748
      2002 ....................................................        1,789
      2003 ....................................................        1,839
      Thereafter ..............................................       13,683
                                                                   ---------
         Total future minimum lease payments ..................    $  22,514
                                                                   =========

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

(15) SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

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

                                                               1996                  1997               1998
                                                            (Restated)            (Restated)         (Restated)
                                                            ----------            ----------         ----------
              Revenues:
                 Testing and Development                       $32,746               $40,659            $42,813
                 Manufacturing                                   5,043                 7,290              7,204
                                                               -------               -------            -------
                       Total                                   $37,789               $47,949            $50,017
                                                               =======               =======            =======

              Gross Profit:

                 Testing and Development                       $12,066               $17,517            $19,831
                 Manufacturing                                     863                   980                448
                                                               --------              -------            -------
                    Total                                      $12,929               $18,497            $20,279
                                                               =======               =======            =======



        The following table outlines the Corporation's revenues, gross profit and identifiable assets by geographic region as of or for the years ended December 31 (in thousands):


                                                             1996                  1997               1998
                                                          (Restated)            (Restated)         (Restated)
                                                          ----------            ----------         ----------
               Revenues:
                  United States                             $31,280             $40,244              $42,291
                  Europe                                      6,509               7,705                7,726
                                                            -------             -------              -------
                     Total                                  $37,789             $47,949              $50,017
                                                            =======             =======              =======

               Gross Profit:

                  United States                             $10,742             $15,903              $17,650
                  Europe                                      2,187               2,594                2,629
                                                            -------             -------              -------
                     Total                                  $12,929             $18,497              $20,279
                                                            =======             =======              =======
               Identifiable Assets:
                  United States                             $11,548             $12,371              $22,063
                  Europe                                      3,396               3,230                3,308
                                                            -------             -------              -------
                     Total                                  $14,944             $15,601              $25,371
                                                            =======             =======              =======

SIGNIFICANT CUSTOMERS

      Sales to the U.S. Government represented 10%, 8% and 8% of consolidated revenue in 1996, 1997 and 1998, respectively.

(16) SUPPLEMENTAL CASH FLOW INFORMATION


                                                                                             YEAR ENDED DECEMBER 31,
                                                                               ---------------------------------------------
                                                                                    1996              1997           1998
                                                                               --------------    --------------    ---------
                                                                                                 (IN THOUSANDS)
              Cash paid during the year for:
                Income tax payments.................................             $         4        $      475    $     1,317
                Interest payments...................................             $       844        $      713    $       553
              Noncash investing and financing activities:...........
                Equipment acquired under capital lease agreements
                   (Note 8).........................................             $       903        $     ---     $       240
                Land acquired under capital lease agreement ........             $       ---        $     ---     $       720
                Building acquired.under capital lease agreement ....             $       ---        $     ---     $     6,160

              Details of acquisition (Note 4):
                Fair value of assets acquired......................              $     3,857
                Liabilities assumed................................                     (595)
                Stock issued.......................................                     (198)
                                                                                 -----------
                Cash paid..........................................                    3,064
                Less cash acquired.................................                     (312)
                                                                                 -----------
              Net cash paid for acquisition                                      $     2,752
                                                                                 ===========

(17) NEW ACCOUNTING PRONOUNCEMENTS

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

(18)    FOURTH QUARTER ADJUSTMENTS

        During the fourth quarter of 1998, the Corporation recorded an adjustment impacting the allowance for bad debt, and the related expense. The Corporation increased its allowance for doubtful accounts and related expense by $200,000, which is included in selling, general and administrative cost for the year.

                                  SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                       COLUMN A                       COLUMN B
--------------------------------------------    ------------------


                                                     BALANCE AT
                                                    BEGINNING OF
                      DESCRIPTION                       YEAR
--------------------------------------------    ------------------
Year Ended December 31, 1996
    Allowance for doubtful accounts.........      $243,000
    Deferred tax valuation allowance........       350,000
Year Ended December 31, 1997
    Allowance for doubtful accounts.........       240,000
    Deferred tax valuation allowance........       373,000
Year Ended December 31, 1998
    Allowance for doubtful accounts.........       242,000
    Deferred tax valuation allowance........       771,000




                       COLUMN A                               COLUMN C
-----------------------------------------------------------------------------------------
                                                             ADDITIONS
                                            ---------------------------------------------
                                                 CHARGED TO            CHARGED TO
                                                  COSTS AND           OTHER  ACCOUNTS
                      DESCRIPTION                 EXPENSES             - DESCRIBE
--------------------------------------------      --------              ----------
Year Ended December 31, 1996
    Allowance for doubtful accounts.........    $   32,000             $    ---
    Deferred tax valuation allowance........        23,000                  ---
Year Ended December 31, 1997
    Allowance for doubtful accounts.........        16,000                  ---
    Deferred tax valuation allowance........       398,000                  ---
Year Ended December 31, 1998
    Allowance for doubtful accounts.........       510,000                84,000 (2)
    Deferred tax valuation allowance........       318,000                  ---



                       COLUMN A                    COLUMN D        COLUMN E
---------------------------------------------  ----------------  --------------



                                                 DEDUCTIONS      BALANCE AT
                      DESCRIPTION               - DESCRIBE       END OF YEAR
--------------------------------------------   ----------------  --------------
Year Ended December 31, 1996
    Allowance for doubtful accounts........  $    35,000 (1)       $240,000
    Deferred tax valuation allowance.......             ---         373,000
Year Ended December 31, 1997
    Allowance for doubtful accounts........       14,000 (1)        242,000
    Deferred tax valuation allowance.......             ---         771,000
Year Ended December 31, 1998
    Allowance for doubtful accounts........             ---         836,000
    Deferred tax valuation allowance.......             ---       1,089,000



----------------------------
(1) Amounts are write-offs of uncollectible accounts receivable.

(2) Amounts represent a reclassification of excess intercompany work in process reserves.

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-3434) of BioReliance Corporation of our report dated February 18, 1999, except for Note 3 which is as of February 23, 2000, appearing on page F-2 of this annual report on Form 10-K/A. We also consent to the reference to us under the heading "Selected Financial Data" in such Registration Statement.


PRICEWATERHOUSECOOPERS LLP

McLean, Virginia
March 30, 2000