Form 10-K405
period 1999-12-31
BIORELIANCE CORP
filed 2000-03-30
CIK 1036629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                          COMMON STOCK, $0.01 PAR VALUE
                                (Title of class)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ----    -----

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                   ---

            The aggregate market value of the voting stock held by nonaffiliates of the registrant (based on the closing price of such stock as reported on March 1, 2000 on the Nasdaq Stock Market) was approximately $26,767,144. There were 7,961,548 shares of common stock, $0.01 par value per share, outstanding as of March 1, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

            Portions of the registrant's definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Report.

                                TABLE OF CONTENTS

ITEM                                                                                                                     PAGE
                                     PART I

Item 1.       Business..........................................................................................             4
Item 2.       Properties........................................................................................            11
Item 3.       Legal Proceedings.................................................................................            11
Item 4.       Submission of Matters to a Vote of Security Holders...............................................            12

                                     PART II

Item 5.       Market for the Registrant's Common Equity and Related Stockholder
                 Matters........................................................................................            13
Item 6.       Selected Financial Data...........................................................................            14
Item 7.       Management's Discussion and Analysis of Financial Condition and
                 Results of Operations..........................................................................            15
              Risk Factors......................................................................................            25
Item 7A.      Quantitative and Qualitative Disclosures about Market Risk........................................            30
Item 8.       Financial Statements and Supplementary Data.......................................................            31
Item 9.       Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure.......................................................................            31

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant................................................            32
Item 11.      Executive Compensation............................................................................            32
Item 12.      Security Ownership of Certain Beneficial Owners and Management....................................            32
Item 13.      Certain Relationships and Related Transactions....................................................            32

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................            33
              Index to Consolidated Financial Statements and Financial Schedules................................            F-1

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

CSO INDUSTRY OVERVIEW

            The CSO industry provides outsourced product development and licensed product support services on a contract basis to pharmaceutical and biotechnology companies. The CSO industry has evolved from providing primarily preclinical services in the 1970s to a full service industry today consisting of many small, limited-service providers and a handful of larger companies in four broad service sectors: (i) nonclinical laboratory testing focused on product characterization and identification of potential contaminants; (ii) in vitro ("test tube") and in vivo (animal-based) toxicology studies; (iii) contract manufacturing for clinical trials and commercial purposes; and (iv) human clinical trials management. BioReliance provides services in the first three of these categories, primarily for biologics and other biomedical products.

BIOLOGICS DEVELOPMENT PROCESS

            Under the regulatory system of the United States, the product cycle for new pharmaceuticals can be divided into three distinct stages: preclinical development, clinical development and licensed product. The preclinical development stage involves the discovery, characterization, product formulation and biological trials necessary to prepare an Investigational New Drug ("IND") exemption application for submission to the FDA. The IND must be acceptable to the FDA before either a biologic or chemical drug can be tested in humans. The second, or clinical stage, of development follows a successful IND submission and involves the activities necessary to demonstrate the safety, tolerability, efficacy and dosage of the active substance in humans, as well as the ability to manufacture the substance in accordance with the FDA's Good Manufacturing Practices ("GMP") regulations. For biologics, data from these activities are compiled in a Product License Application or, if a specified biologic, in a Biologic License Application, and submitted to the Center for Biologics Evaluation and Research ("CBER") of the FDA requesting approval to market the product. The third stage, or licensed product (approved product or commercial product) stage, follows FDA approval of the Product License Application or Biologics License Application, and involves the manufacture, distribution and clinical monitoring of the product. The licensed product stage, during which the biologic can be marketed as a product, also involves the development and regulatory approval of product modifications and line extensions of the original product.

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

Testing Services. The Corporation's testing services include assessments of cell banks used to manufacture biologics, validation of purification processes for clearance of adventitious agents such as viruses, and testing of in-process and final products. The Corporation pioneered biologics testing during the development of the first biologic products, including Genentech's Activase(R) and Ortho Pharmaceutical's Orthoclone OKT(R)3, in the early 1980s. The Corporation believes that it has a major share of the current outsourced international market for these services and intends to increase its market share in this rapidly expanding field.

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

In Vivo and Molecular Studies. BioReliance currently offers several types of short-term in vivo (animal-based) studies, primarily designed to refine dose levels during the preclinical stage of product development. Many of these studies are designed to provide mechanistic data enabling earlier prediction of the carcinogenic potential of a drug or chemical.

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

Development Services. In 1995, the Corporation expanded its capabilities to better characterize biologics in anticipation of new FDA regulations and guidelines. These regulations, published in 1996, permit the development and manufacturing processes for well-characterized biologics to be streamlined. This expansion into development services was an outgrowth of the Corporation's testing business and includes the analytical services and validation services described below.

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

Purification Process Validation. BioReliance validates client purification processes to determine the capability of the process for clearance (removal or inactivation) of certain biological agents such as viruses, mycoplasma and DNA. The client typically conducts a small-scale version of its purification process at the Corporation's facilities. A biologic product will not be licensed if these studies are not performed. BioReliance has the capacity to perform large studies (for example, studies involving multiple purification steps and simultaneous testing with multiple biological agents), and the Corporation has dedicated laboratory suites for the performance of these studies in the United States, United Kingdom and Germany.

Cell Banking and Biorepository. A cell bank is a collection of cryopreserved vials, usually several hundred in number, which is held in a frozen state (at liquid nitrogen temperatures). Each vial contains genetically altered cells that are used for production of the biologic product. Typically, each biologic product will have both a Master Cell Bank ("MCB") and a Working Cell Bank ("WCB"). As the name implies, the WCB is the bank from which frozen vials are withdrawn, the cryopreserved cells are thawed, and the live cells are used to seed a bioreactor vessel for culture and production of the biologic product. The MCB is the bank from which additional WCBs are manufactured, if needed. The MCB and WCB must be created in compliance with GMPs. BioReliance offers this capability in both the United States and Europe. The long-term storage of such vials is called a biorepository, which also must be maintained under strict GMP guidelines.

MANUFACTURING SERVICES

            BioReliance's manufacturing services currently include both viral production and microbial fermentation. The Corporation has been providing services in viral production since 1993 when it formed its Phase I/II manufacturing department in the United States. The rapid progress of gene therapy products into Phase I/II human clinical trials and the emergence of viral cancer therapies have fueled the growth of manufacturing revenue for the Corporation from viral production services from 1993 to present. The

Corporation began manufacturing microbial products in 1996 with its acquisition of BIOMEVA GmbH ("BIOMEVA"), a contract manufacturer of microbial products located in Heidelberg, Germany.

Production and Production Development. Generally, biologics are manufactured either by genetically altered mammalian cells (if the molecular structure is complex) or genetically altered microbial cells (if the molecular structure is relatively less complex). BioReliance offers mammalian cell culture services to developers of viral-based products, particularly viral vaccines, gene therapies and cancer oncolytics. In 1988, the Corporation began pioneering assays to support the development of gene therapy products. Building on this early testing capability, in 1993 the Corporation established an independent contract manufacturing service for companies and research institutes developing gene therapies, which it believes was the first of its kind. This expanded manufacturing service drew upon the Corporation's many years of experience in viral testing and small scale manufacturing. BioReliance now has GMP-compliant viral manufacturing laboratories in Rockville, Maryland and Stirling, Scotland (U.K.). Combined, these facilities have manufactured more than 120 lots of human clinical trial material for gene therapy clinical trials in the United States, Europe and Japan. The Corporation has specific experience in manufacturing retroviruses, adenoviruses, adeno-associated viruses and cells as tumor vaccines. The early-stage nature of these therapies demands that specific production techniques are developed for each product, much the same as with other biologic products. BioReliance offers these production development services as part of its manufacturing "package" to clients.

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

            In 1996, the Corporation expanded its manufacturing capabilities by acquiring BIOMEVA, an established contract manufacturing company located in Heidelberg, Germany. This operation has been serving clients since 1989 and offers GMP-compliant contract fermentation services for recombinant and natural microorganisms, with bioreactor working volumes up to 1,000 liters. These microbial fermentation capabilities allow BioReliance to provide manufacturing services not only to viral product companies, but also to companies that are employing "naked" DNA or plasmid DNA as a vector (rather than viruses). Besides manufacturing, the Corporation's German facility offers scale-up and development for production processes and provides analytical testing of proteins and other biologics.

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

Final Formulation and Filling. BioReliance offers aseptic final formulation and filling services for its viral production clients and others. Filling involves dispensing the final purified product into individual containers suitable for shipment to the client for further processing or into formulated, individual dosage forms suitable for administration to individual patients in a human clinical trial. For its microbial-based production clients, the Corporation does not currently offer final filling services.

BACKLOG

            The Corporation does not have a significant backlog, and does not believe that backlog is a meaningful indicator of its future results.

GOVERNMENT REGULATION

            During 1996, the FDA introduced new approaches to the regulation of biologics that benefit BioReliance and many of its clients. The FDA has published a list of "specified" biologic products that are eligible for new guidelines reducing the complexity of the licensing process. The list of specified products includes most of the biologics now under development by pharmaceutical and biotechnology companies; namely, therapeutic monoclonal antibodies, therapeutic recombinant DNA (protein) products, synthetic therapeutic peptides of less than 40 amino acids, and synthetic plasmid nucleic acid therapeutics. The FDA recognizes that reliable bioanalytical techniques now are available that enable accurate characterization of these structurally complex products. Specified biologics for which bioanalytical techniques have been developed, validated and accepted by the FDA are often termed "well-characterized" products.

            The FDA allows other important benefits and exemptions for well-characterized products. Biologics developers now have more flexibility in engaging independent contract suppliers for each portion of the manufacturing process, so long as they ensure that each contract manufacturer employed meets manufacturing compliance requirements. In addition, the FDA no longer requires an "Establishment License" for a facility designated for the production of a specified product. Under prior regulations, the large-scale facility necessary for licensed production was needed prior to product approval. The current approach enables the use of a smaller, pilot-scale facility owned by the developer or a contract manufacturer for the production of clinical trials materials, including those for pivotal Phase III trials and for licensed products. BioReliance believes that developers of biologics will pursue CSOs that understand these new guidelines and can provide the full range of services to support the proper characterization and documentation for biologics.

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

COMPETITION

            The service industry is highly fragmented, with many providers ranging in size from one person consulting firms to full-service global drug development corporations. The Corporation primarily competes with in-house research and development departments of biotechnology and pharmaceutical companies, universities and medical centers, and other CSOs, some of which may possess substantially greater capital, technical and other resources than the Corporation. The Corporation's primary service competitors are different in each of its service areas. For testing and development services, its primary competitors are Applied Analytical Industries, Inc., Charles River Laboratories, Inc., ClinTrials Research Inc., Covance Inc., Inveresk Research International Ltd., Q-One Biotech Ltd., and SRI International; and for manufacturing services, Bio-Intermediair Europe b.v., Molecular Medicine, Inc. and Q-One Biotech Ltd.

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

            BioReliance has made significant investments in its information systems and personnel, in both the United States and Europe, to maximize its relationships with its clients. Those investments have included state-of-the-art hardware and software that maximize compatibility and integration internally and with the Corporation's clients, and an ORACLE enterprise application suite of modules as the software foundation for its business.

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

EMPLOYEES

            At December 31, 1999 the Corporation had 427 full-time equivalent employees, of whom 237 were employed directly in testing and development services and 47 were employed directly in manufacturing services, with the remainder employed in support roles. The Corporation believes that its relations with its employees are good. None of the Corporation's employees is represented by a collective bargaining agreement.

ITEM 2.     PROPERTIES

            BioReliance's corporate headquarters are located in Rockville, Maryland. In addition to the headquarters building, the Corporation leases four other facilities in Rockville, Maryland, providing approximately 152,000 square feet of operational and administrative space. BioReliance uses its headquarters facility and three of its other facilities for both testing and development and administrative space. The other facility is used for both testing and development and manufacturing. The Corporation also leases laboratory, manufacturing and administrative facilities of approximately 28,000 square feet in Stirling, Scotland (U.K.), and approximately 14,000 square feet in Heidelberg, Germany. BioReliance maintains sales offices in Boston, Massachusetts; San Francisco, California; Seattle, Washington; and European sales offices in Stirling, Scotland (U.K.), Heidelberg, Germany, and Marseilles, France. See Notes 5 and 10 of Notes to Consolidated Financial Statements for information concerning lease obligations.

            BioReliance expects its new U.S.-based Phase III and Commercial Manufacturing Services facility with approximately 58,000 square feet to be operational in the second quarter of 2000. BioReliance also expanded its testing facility in Stirling, Scotland (U.K.) by approximately 18,000 square feet in the second quarter of 1999.

ITEM 3.     LEGAL PROCEEDINGS

            The Corporation from time to time may be involved in various claims and legal proceedings arising in the ordinary course of business. The Corporation does not believe that any such claims or proceedings, individually or in the aggregate, would have a material adverse effect on the Corporation's financial condition or results of operations.

            The Corporation was identified by the U.S. Environmental Protection Agency ("EPA") as one of several hundred potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to the Ramp Industries, Inc., site in Denver, Colorado. We have recently signed a consent decree with the EPA, which we expect will allow BioReliance to resolve its liability for clean-up costs at this site for approximately $3,600. The consent decree is not final, and there can be no assurance at this time that the consent decree will be accepted by the Department of Justice. The Corporation believes that the outcome of this matter will not have a material adverse effect on the Corporation's financial position or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            There were no matters submitted to a vote of the stockholders of the Corporation during the quarter ended December 31, 1999.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

MARKET PRICE

            The Corporation's common stock, is traded on the Nasdaq Stock Market under the symbol "BREL". The following table presents, for the periods indicated, the high and low sale prices per share of common stock as reported by the Nasdaq Stock Market.

 QUARTER ENDED                               HIGH                        LOW
 -------------                               ----                        ---

 December 31, 1999                           $8.50                      $4.50

 September 30, 1999                          $8.00                      $6.25

 June 30, 1999                               $7.44                      $5.88

 March 31, 1999                              $9.00                      $5.75

 December 31, 1998                          $10.50                      $7.00

 September 30, 1998                         $13.06                      $7.75

 June 30, 1998                              $16.38                     $10.75

 March 31, 1998                             $25.00                     $16.00


NUMBER OF STOCKHOLDERS

            As of March 16, 2000, there were approximately 291 holders of record of the Corporation's common stock. Based on a review of its nominee account listings, the Corporation estimates that there are approximately 1,200 beneficial owners of the Corporation's common stock.

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

USE OF PROCEEDS - INITIAL PUBLIC OFFERING

            During 1997, the Corporation received $32.2 million net proceeds from the initial public offering. The common stock sold in the initial public offering was registered on registration statement no. 333-25071, which became effective on July 28, 1997. As of December 31, 1999, the Corporation had used approximately $18.7 million of the net proceeds from the Corporation's initial public offering toward debt repayment, purchases of laboratory equipment and information systems hardware and software, and planning and initial construction for manufacturing expansion.

            At December 31, 1999, $6.5 million of the net proceeds from the initial public offering was invested in short-term United States government securities, and the balance, $7.0 million, was invested in money market funds.

ITEM 6.     SELECTED FINANCIAL DATA

            The selected consolidated financial data set forth below for the five years ended December 31, 1999 has been derived from the Corporation's consolidated financial statements audited by PricewaterhouseCoopers LLP, independent accountants. The selected consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Corporation's audited consolidated financial statements and related notes appearing elsewhere in this Report.

                                                                           YEAR ENDED DECEMBER 31,
                                                                           -----------------------
                                                   1995             1996(1)            1997            1998            1999
                                                   ----             -------            ----            ----            ----
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue ....................................     $ 30,078          $ 37,789          $ 47,949        $ 50,017        $ 47,192
                                                 --------          --------          --------        --------        --------
Cost of sales ..............................       20,570            24,860            29,452          29,738          31,056
Selling, general and administrative
   Expenses ................................        7,071             7,852            10,093          13,627          16,126
Research and development expenses ..........        1,012             1,110             1,393           1,438           1,306
Nonrecurring charge ........................          ---            696(2)               ---             ---             ---
                                                 --------          --------          --------        --------        --------
         Total expenses ....................       28,653            34,518            40,938          44,803          48,488
                                                 --------          --------          --------        --------        --------
Income (loss) from operations ..............     1,425(3)             3,271             7,011           5,214         (1,296)
Interest and other (income) expenses, net...          524               816              (67)           (842)           (161)
                                                 --------          --------          --------        --------        --------
Income (loss) before income taxes ..........          901             2,455             7,078           6,056         (1,135)
Provision for (benefit from)  income taxes..          243               887             2,974           2,354           (145)
                                                 --------          --------          --------        --------        --------
Net income (loss) ..........................     $    658          $  1,568          $  4,104        $  3,702        $  (990)
                                                 ========          ========          ========        ========        ========
Net income (loss) per share (4):
    Basic ..................................     $   1.80          $   4.62          $   1.19        $   0.48        $ (0.13)
                                                 ========          ========          ========        ========        ========
    Diluted ................................     $   0.11          $   0.28          $   0.60        $   0.45        $ (0.13)
                                                 ========          ========          ========        ========        ========
Weighted-average common stock outstanding...          289               309             3,458           7,791           7,886
                                                 ========          ========          ========        ========        ========
Weighted-average common and common
   Equivalent shares outstanding (5) .......        4,619             5,679             6,833           8,233           7,886
                                                 ========          ========          ========        ========        ========

                                                        AS OF DECEMBER 31,
                                                        ------------------
                                  1995           1996         1997          1998           1999
                                  ----           ----         ----          ----           ----
                                                          (IN THOUSANDS)
BALANCE SHEET DATA:

Cash, cash equivalents and
   Marketable securities ..      $   693       $ 2,965       $33,781       $27,097       $18,764
Working capital ...........        4,963         5,481        38,213        36,031        26,741

Total assets ..............       24,938        35,934        68,819        77,287        78,941

Long-term debt ............        6,189         8,982         5,434         7,914        12,546

Stockholders' equity ......       12,121        14,157        49,899        54,035        52,536

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

(4) In certain years, net income has been reduced to reflect the assumed dividend paid to preferred stockholders. See Note 9 of Notes to Consolidated Financial Statements.

(5) The weighted average common stock outstanding has been reduced by the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Corporation. See Note 9 of Notes to Consolidated Financial Statements.

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

            During 1998, the Corporation adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information," which changes the way the Corporation reports information about its operating segments. The adoption of SFAS 131 did not affect the Corporation's results of operations or financial position but did affect the disclosure of segment information. The presentation of the Corporation's financial results for 1998 and 1997 has been restated in order to conform to the 1999 presentation. See Note 11 of the Notes to Consolidated Financial Statements.

            Under SFAS 131, the Corporation reports the results of two operating segments: testing and development services and manufacturing services. The Corporation evaluates the performance of these operating segments based on revenues and gross profit. In 1999, the Corporation realigned its biorepository services from the manufacturing segment to the testing and development segment. The segment information for 1998 and 1997 has been restated from the prior year in order to reflect this realignment. The Corporation also reports the results of its U.S. operations and European operations.

            The Corporation derived 89.2%, 91.8% and 92.1% of its revenue from commercial contracts in 1999, 1998 and 1997, respectively, of which 91.2%, 89.0% and 88.6% were testing and development contracts and 8.8%, 11.0% and 11.4% were manufacturing contracts, respectively. Commercial contracts are either fixed price or fixed rate, and their terms range from under a week to three or more years. Testing and development services contracts are accounted for using the percentage-of-completion over time method, except services that are completed within approximately three days, which are accounted for using the completed-contract method. Manufacturing services that provide for the delivery of products are accounted for using the completed-contract method while all other manufacturing services are accounted for using the percentage-of-completion over time method. No commercial client accounted for more than 10% of the Corporation's revenue in 1999.

            The Corporation derived 10.8%, 8.2% and 7.9% of its revenue from government contracts in 1999, 1998 and 1997, respectively. Government contracts generally are cost-plus-fixed-fee and have terms of three to five years. Revenue from government contracts is recognized in an amount equal to reimbursable costs plus a pro rata portion of the earned fee.

            BioReliance enters into several different types of contractual relationships with its clients. Contracts in the testing and development business can be quotations, based upon established price lists for individual services, or work proposals, most often for larger studies composed of a variety of services. A majority of testing and development contracts range in length from a few weeks to several months; however, certain stability testing and lot release testing contracts may be one to three years in length. Manufacturing contracts tend to be relatively long because of the length of time required to create and characterize cell banks, perform pilot production runs, and produce and test the products. These contracts require a formal statement of work and range in length from six months to over two years. Government contracts, usually multi-year, are consistent with the requirements of the particular granting agency.

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

            For both testing and development services and manufacturing services, the major components of cost of sales are labor and related fringe benefits; facilities, primarily rent or depreciation, utilities and maintenance; direct materials; overhead costs, such as travel, office expenses and employee-related expenses; consulting costs and subcontracted costs. Cost of sales includes these expenses for laboratories directly providing the services and for supporting services departments, principally regulatory affairs, quality assurance and quality control. In relative proportion to the total cost of sales, labor and materials costs are greater and facilities costs are less for testing and development services than for manufacturing services.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

            Revenue was $47.2 million in 1999, a decrease of 5.6% from revenue of $50.0 million in 1998. Testing and development services generated revenue of $43.3 million in 1999, a decrease of 2.5% from revenue of $44.4 million in 1998. Manufacturing services generated revenue of $3.9 million in 1999, a decrease of 30.4% from revenue of $5.6 million in 1998. The overall decrease in revenues was due to a decrease in orders. The decrease in testing and development revenue can be attributed to decreases in revenues generated in both the U.S. and Europe. The decrease in testing and development revenue in the U.S. can be primarily attributed to a decrease in testing services revenue partially offset by an increase in development services revenue. Development services were positively impacted by an increase in biorepository revenue and revenue from analytical services. The decrease in European testing and development revenue is primarily the result of a decrease in U.K. testing services which was partially offset by an increase in revenue generated from German testing and development services. U.K. testing and development revenue was adversely affected by client delays and a decrease in new orders. In manufacturing services, the Corporation's results reflect a decrease in both U.S. and European manufacturing revenue. The decrease in U.S. manufacturing revenue is the result of the Company's focus in the first half of the year on developing new client relationships and operational improvements and a delay in manufacturing projects at the end of the year. The decrease in revenue generated by European manufacturing operations is attributable to a decrease in German manufacturing revenues which were adversely impacted by client delays and delays in obtaining new contracts. The decrease is partially offset by an increase in manufacturing revenues generated in the U.K. Testing and development services and manufacturing services accounted for 91.7% and 8.3%, respectively, of the Corporation's revenue in 1999, and 88.8% and 11.2% respectively, of the Corporation's revenue in 1998. Revenue generated in Europe decreased from $7.7 million in 1998 to $6.4 million in 1999, a decrease of 16.9%, accounting for 13.6% and 15.4% of the Corporation's revenue in 1999 and 1998, respectively.

            Cost of sales was $31.1 million in 1999, an increase of 4.7% over cost of sales of $29.7 million in 1998. As a percentage of total revenue, cost of sales increased to 65.9% in 1999 from 59.4% in 1998, and gross profit decreased to 34.1% in 1999 from 40.6% in 1998. Cost of sales increased due to increases in labor costs, direct materials and depreciation. This increase in cost of sales as a percentage of total revenue and the corresponding decrease in gross profit was attributable to increases in cost of sales for both the testing and development segment and the manufacturing segment. Gross profit for testing and development services was $17.4 million in 1999, a 14.3% decrease over gross profit of $20.3 million in 1998. Gross profit (loss) for manufacturing services reflected a loss of $1.3 million in 1999. Manufacturing services did not generate a gross profit in 1998. These decreases in both testing and development and manufacturing can be attributed to increases in expenses such as direct materials, labor and fringe benefits and depreciation. Gross profit for Europe was $1.6 million in 1999, a decrease of 38.5% from $2.6 million in 1998.

            Selling, general and administrative expense was $16.1 million in 1999, an increase of 18.4% over expense of $13.6 million in 1998. As a percentage of revenue, selling, general and administrative expense increased to 34.1% in 1999 from 27.2% in 1998. These increases were a result of greater facilities costs related to the Corporation's occupancy of its new combined headquarters and laboratory facility in the latter half of 1998, as well as increased depreciation and other expenses related to the Corporation's investment in an enterprise information system, and an increase in the bad debt allowance. The increase in the bad debt allowance was primarily the result of ongoing reviews of customer projects and trade receivables.

            Research and development expense was $1.3 million in 1999, a decrease of 7.1% from $1.4 million in 1998. These expenses represent the investment of internal resources to develop new methods and tests to support the Corporation's services.

            The Corporation reported a loss from operations of $1.3 million in 1999, as compared to income from operations of $5.2 million in 1998. The change can be attributed to a decrease in revenue and an increase in operating expenses.

            Net interest and other income was $0.2 million in 1999, compared to $0.8 million in 1998. The decrease resulted primarily from a decrease in interest income. Interest income decreased from $1.9 million in 1998 to $1.1 million in 1999, due to a decrease in cash, cash equivalents and marketable securities. Interest expense remained constant at $0.6 million in 1999 and 1998.

            The benefit from income taxes was $0.1 million in 1999, compared to a provision for income taxes of $2.4 million in 1998. The benefit is the result of the Corporation's loss before income taxes for the year ended December 31, 1999. The Corporation's effective tax rate was 12.8% in 1999, compared to 39.0% in 1998. The decrease in the effective rate is the result of increases in the valuation allowance and the impact of certain prior year deductions that were reversed in 1999.

            The Corporation reported a net loss of $1.0 million in 1999, compared to net income of $3.7 million in 1998. The change can be attributed to decreased revenue, decreased interest income and increased operating expenses, which were partially offset by an income tax benefit in 1999.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

            Revenue was $50.0 million in 1998, an increase of 4.4% over revenue of $47.9 million in 1997. Testing and development services generated revenue of $44.4 million in 1998, an increase of 4.5% over revenue of $42.5 million in 1997. Manufacturing services generated revenue of $5.6 million in 1998, an increase of 3.7% from revenue of $5.4 million in 1997. Although testing and development revenue grew modestly, the growth was slower than expected because the number of new development contracts did not increase as rapidly as anticipated. The increase in 1998 manufacturing revenue is primarily attributable to an increase in manufacturing contracts in both the U.S. and Europe. Testing and development services and manufacturing services accounted for 88.8% and 11.2%, respectively, of the Corporation's revenue in 1998, and 88.7% and 11.3% respectively, of the Corporation's revenue in 1997. Revenue generated in Europe remained constant at $7.7 million, accounting for 15.4% and 16.1% of the Corporation's revenue in 1998 and 1997, respectively.

            Cost of sales was $29.7 million in 1998, relatively constant with cost of sales of $29.5 million in 1997. As a percentage of total revenue, cost of sales decreased to 59.4% in 1998 from 61.6% in 1997, and gross profit improved to 40.6% in 1998 from 38.4% in 1997. This decrease in cost of sales as a percentage of total revenue and the corresponding improvement in gross profit was primarily attributable to volume mix variances in favor of higher margin testing and development business such as viral clearance, in vitro assays for viral contamination, and lot release testing. Gross profit for testing and development services was $20.3 million in 1998, a 12.8% increase over gross profit of $18.0 million in 1997. The Corporation generated $0 gross profit from manufacturing services in 1998, compared to a gross profit of $0.5 million in 1997. This decrease can be attributed to personnel changes and technical issues which necessitated repeating work. Gross profit for Europe remained constant at $2.6 million for 1998 and 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

             The Corporation has funded its business through existing cash, cash flows from operations, long-term bank loans and capital leases. At December 31, 1999, the Corporation had cash, cash equivalents and marketable securities of $18.8 million, compared to cash, cash equivalents and marketable securities of $27.1 million and $33.8 million at December 31, 1998 and 1997, respectively.

            In 1997, the Corporation received net proceeds of $32.2 million from the initial public offering of its common stock. A majority of the proceeds were invested in government and government agency securities with original maturities of more than 90 days at the time of purchase. These marketable securities totaled $6.5 million at December 31, 1999.

            In 1999, the Corporation generated positive net cash flow from operating activities of $5.8 million. In 1998, the Corporation did not generate positive net cash flow from operating activities. In 1997, the Corporation generated positive net cash flows from operations of $6.3 million. Net income, as adjusted for depreciation and amortization, deferred income taxes and other non-cash adjustments, provided cash of $3.1 million, $8.3 million and $9.1 million in the years ended December 31, 1999, 1998 and 1997, respectively. Changes in other assets and liabilities provided cash of $2.7 million in 1999, primarily due to a decrease in accounts receivable and an increase in accrued employee compensation and benefits, partially offset by decreases in customer advances, other accrued liabilities and an increase in deposits and other assets. In 1998 changes in other assets and liabilities used cash of $8.3 million, primarily due to an increase in accounts receivable and a decrease in customer advances and accrued employee compensation and benefits.

            Working capital decreased to $26.7 million at December 31, 1999, from $36.0 million at December 31, 1998. This decrease was due to a decrease in current assets partially offset by a decrease in current liabilities. The decrease in current assets resulted from a decrease in cash and cash equivalents and marketable securities and decreases in accounts receivable and other current assets. The decrease in current liabilities is the result of decreases in customer advances and other accrued liabilities, partially offset by an increase in accrued employee compensation and benefits. Additionally, the current portion of long-term debt decreased as of December 31, 1999 as the Corporation's loans with Bank of America were amended in December 1999 that resulted in extensions of the loans' maturities dates.

            A new corporate headquarters and laboratory facility in Rockville, Maryland, constructed under a build-to-lease agreement with a developer, was completed in August 1998. This new headquarters facility consolidated existing research and development other laboratory and administrative activities and expanded the Corporation's laboratory and other capacity for operations. The lease agreement for this facility requires the Corporation to make noncancelable lease payments totaling approximately $11.2 million over the remaining 13 years of the lease.

            The Corporation's new manufacturing facility in Rockville, Maryland is scheduled to be operational in the second quarter of 2000. In April 1998, the Corporation entered into third-party leasing and subleasing arrangements with Montgomery County, Maryland and a developer providing for the construction of the exterior shell of a new manufacturing facility in Rockville, Maryland. These arrangements require the Corporation to make net noncancelable lease payments totaling approximately $12.3 million over the remaining nineteen years and to guarantee indebtedness of approximately $4.4 million incurred by the developer to construct the facility.

            The arrangements with Montgomery County and the developer require the Corporation to account for the leases and subleases of the manufacturing facility as capital leases. The assets underlying the capital leases are included with the Corporation's owned property and equipment as of December 31, 1999. Property and equipment at December 31, 1999 included approximately $7.3 million related to these capital leases. The related lease obligation is included in the Corporation's liabilities at December 31, 1999.

            During 1999, the Corporation invested approximately $15.3 million in capital expenditures. These expenditures included building new facilities, expanding existing facilities and enhancing an enterprise information management system. Also during 1999, the Corporation acquired an additional $.4 million of property and equipment under capital lease agreements relating to the new U.S. manufacturing facility.

            A portion of the Corporation's capital expenditures during 1999 included an investment in an enterprise information system, including ORACLE-based applications. The Corporation expects to spend $0.8 million on information systems during 2000. The Corporation believes that its information systems will maximize compatibility and integration internally and with the Corporation's clients. The Corporation invested $5.9 million and $4.2 million in capital expenditures during 1998 and 1997, respectively. The Corporation acquired additional capital assets under capital lease agreements of $7.1 million in 1998.

            At December 31, 1999, the Corporation had commitments to spend approximately $9.6 million in capital expenditures, including leasehold improvements, laboratory equipment and information systems. Of the total, the Corporation expects to spend $5.1 million for leasehold improvements and laboratory equipment related to the new U.S. manufacturing facility.

            The Corporation expects to continue expanding its operations through internal growth, geographic expansion and possibly strategic acquisitions. The Corporation expects to fund its growth and its planned capital expenditures from existing cash, cash flows from operations, bank borrowings and lease or other financing from third-party sources to the extent that funds are available on favorable terms and conditions. Although the Corporation has no agreements or arrangements in place with respect to any future acquisition, there may be acquisition or other growth opportunities that require additional external financing, and the Corporation may, from time to time, seek to obtain funds from public or private issuances of equity or debt securities on a strategic basis. There can be no assurances that such financing will be available on terms acceptable to the Corporation. See Notes 5 and 10 of Notes to the Consolidated Financial Statements.

            Based on its current operating plan, the Corporation believes that available liquid resources are sufficient to meet its cash needs for at least the next twelve months.

BORROWINGS AND CREDIT FACILITIES

            In 1994, the Corporation obtained a loan of $4,300,000 from Bank of America with a maturity date of November 30, 1999 (the "Mortgage Loan"). The Mortgage Loan was amended in December 1999 to extend the maturity date from November 1999 to November 2009. In addition to a principal payment of $10,576 per month, the Mortgage Loan bears interest at the London Inter-Bank Offering Rate ("LIBOR") plus the applicable LIBOR Rate Additional Percentage ("LIBOR Rate Option"). The LIBOR Rate Option ranges from 1.0% to 2.15% depending on the Corporation achieving certain funded debt to EBITDA ratios. At December 31, 1999, the applicable interest rate on the Mortgage Loan was 8.0% and the LIBOR Rate Option was 2.15%. Approximately $2.5 million was outstanding on the Mortgage Loan at December 31, 1999.

            From 1995 to 1999, the Corporation had in place an interest rate swap agreement whereby the variable interest rate portion of the Mortgage Loan was effectively converted into debt with a fixed rate of 6.55% per annum. This agreement expired on November 30, 1999. Amounts paid or received under the interest rate swap agreement were recognized as interest income or expense in the periods in which they accrued and were recorded in the same category as that arising from the Mortgage Loan. The Corporation believes that the effect of the interest rate swap agreement on interest expense was not material in 1999, 1998 or 1997.

            The Corporation has available borrowings up to $2,000,000 under the terms of a revolving loan agreement with Bank of America. The revolving loan agreement requires monthly interest payments on the unpaid principal. The unpaid principal and all unpaid accrued interest is payable in full on May 31, 2001, and the line of credit expires at that time. Amounts borrowed under the revolving loan agreement bear interest at the LIBOR rate plus the applicable LIBOR Rate option which ranges from 0.85% to 2.0% depending on the Corporation achieving certain funded debt to EBITDA ratios. During 1999, no amounts were borrowed under this revolving loan agreement.

            The Corporation financed the acquisition of BIOMEVA in July 1996 and obtained additional funds for working capital and expansion of its business through a promissory note with Bank of America in the amount of $1.8 million. The note was amended on June 30, 1999 to extend the maturity date from June 30, 1999 to June 30, 2001. The note requires monthly principal payments of $30,000, and bears interest at the same rate as the Mortgage Loan. At December 31, 1999, $0.6 million was outstanding on the note, and the interest rate on the note was 8.0%. The amendment requires the Corporation to continue making monthly principal payments of $30,000 plus interest through June 30, 2001.

            All of the Corporation's agreements with Bank of America are cross collateralized and are secured by a deed of trust on one of the Corporation's laboratory facilities in Rockville, Maryland. The agreements require the Corporation to comply with financial and restrictive covenants, including fixed charge coverage and funded debt to EBITDA ratios. Specifically:

            - Maintain a ratio of total funded indebtedness to EBITDA not greater than 3.50 to 1.00 as of the end of each fiscal quarter, calculated on the preceding four quarter period. For the fiscal quarter ended December 31, 1999, this ratio is based on the preceding three quarter period on an annualized basis. EBITDA is defined as earnings before interest, taxes, depreciation and amortization.

            - Maintain a fixed charge coverage ratio as of the end of each quarter of at least 1.25 to 1.00. This ratio is determined by dividing EBITDA by the sum of interest expense and current-maturities of long-term debt and capital leases.

            The Bank of America waived the Corporation's non-compliance of the funded debt to EBITDA covenant which occurred in the fourth quarter of 1999.

            On July 1, 1999, the Corporation received the proceeds of a $3,000,000 loan from the Department of Business and Economic Development, a department of the State of Maryland. The Corporation is required to use the proceeds in connection with its expansion and relocation activities in Rockville, Maryland. The loan requires quarterly principal payments of $107,143 plus accrued interest and matures on June 30, 2006. The loan bears interest at rates from 0% to 7.5% based on the Corporation's achieving specific employment levels over the next six years. The terms of the loan contain annual reporting requirements, including the reporting of employment data. At December 31, 1999, approximately $2.8 million was outstanding on the loan.

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

            Since the revenues and expenses of the Corporation's international operations generally are denominated in local currencies, exchange rate fluctuations between such local currencies and the United States dollar will subject the Corporation to currency translation risk with respect to the reported results of its international operations as well as to risks sometimes associated with international operations. The Corporation derived 13.5%, 15.5% and 16.1% of its revenue for 1999, 1998 and 1997, respectively, from services performed outside of the United States. In addition, the Corporation may be subject to currency risk when the Corporation's service contracts are denominated in a currency other than the currency in which the Corporation incurs expenses related to such contracts.

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

            The revenue and identifiable assets attributable to the Corporation's geographic segments are reported in Note 11 of Notes to Consolidated Financial Statements.

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

            The introduction of the Euro may have potential implications for the Corporation's existing operations. Currently, Germany is the only Country in which the Corporation has operations that is participating in the Euro. While the United Kingdom is a member of the EMU, it is not participating in the Euro conversion at this time; however, it may elect to convert to the Euro at a later date. Consequently, we are unable to forecast with accuracy whether the conversion to the Euro will have an adverse impact on the Corporation, but potential risks include the costs of modifying our software and information systems, as well as changes in the conduct of business and in the principal European markets for our products and services. Based on the Corporation's work to date, it does not expect to experience any operational disruptions or to incur any costs as a result of the introduction of the Euro that would materially affect the Corporation's liquidity or capital resources.

NEW ACCOUNTING PRONOUNCEMENTS

            In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transaction; and hedges of foreign currency exposures of net investments in foreign operations. SFAS 133 is effective for years beginning after June 15, 1999, with earlier adoption permitted. On July 8, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. The Corporation believes that the effect of adoption of SFAS 133 will not be material.

            In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, which summarizes certain of the SEC staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. The Staff Accounting Bulletin is effective for the year beginning January 1, 2000. The initial adoption of this guidance is not anticipated to have a material impact on the Corporation's results of operations or financial position, however, the guidance may impact the way in which the Corporation will account for future transactions.

INFLATION

            The Corporation believes the effects of inflation generally do not have a material impact on its financial condition or results of operations.

YEAR 2000 READINESS

            The Corporation is not aware of any year 2000 issues that have affected its business. In preparation for the year 2000, the Corporation incurred internal staff costs as well as consulting and other expenses. Year 2000 expenses totaled approximately $200,000. These expenses were not greater because, during 1997, the Corporation implemented an enterprise information system that is year 2000 compliant.

            It is possible that the Corporation's computerized systems could be affected in the future by the year 2000 issue. The Corporation has numerous computerized interfaces with third parties that are possible vulnerable to failure if those third parties have not adequately addressed their year 2000 issues. System failures resulting for these issues could cause significant disruption to the Corporation's operations.

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

SIGNIFICANT CAPITAL EXPENDITURES

            During 1999, the Corporation invested $15.3 million in capital expenditures primarily related to expansion of its facilities and development of its information systems, and expects to spend approximately $9.6 million on capital expenditures during 2000. There is a risk that the return on these capital expenditures may be less than expected.

RISKS ASSOCIATED WITH THE NATURE OF CONTRACTS

            Most of the Corporation's contracts are short-term in duration. As a result, the Corporation must continually replace its contracts with new contracts to sustain its revenue. The Corporation's inability to generate new contracts on a timely basis would have a material adverse effect on the Corporation's business, financial condition and results of operation. See "-- Revenues Difficult to Predict."

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

GOVERNMENT CONTRACTS MAY BE TERMINATED

            During fiscal 1999, approximately 11% of the Corporation's revenues were from government contracts. A government contract may be modified or terminated at any time for the convenience of the government, including for changes in requirements or reductions in budgetary resources. If a contract is modified, the price of the contract would be adjusted equitably. If a contract is terminated for convenience, the Corporation would be reimbursed for reasonable costs plus a reasonable profit on work actually performed. In the event that the contract would have resulted in a loss, the reimbursed amounts would be adjusted proportionately to reflect the anticipated loss.

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

MANAGEMENT OF GROWTH

            The Corporation's operations - both domestic and international - have grown in recent years. This growth has placed a strain on the Corporation's management, operational, human and financial resources. In order to manage its growth, the Corporation must continue to improve its operating and administrative systems, including its financial and accounting systems, and to attract and retain qualified management and professional, scientific and technical operating personnel. There can be no assurance that the Corporation will be able to manage its growth effectively. Any failure to effectively anticipate, implement and manage the changes required to sustain its growth could have a material adverse effect on the Corporation's business and results of operations.

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

DEPENDENCE ON PERSONNEL

            The Corporation depends on a number of key executives, including Capers W. McDonald, its President, Chief Executive Officer and Acting Chief Financial Officer. The loss of the services of any of the Corporation's key executives could have a material adverse effect on the Corporation's business. The Corporation also depends on its ability to attract and retain qualified scientific and technical employees. There is a significant shortage of, and intense competition for, qualified scientific and technical employees. There can be no assurance the Corporation will be able to retain its existing scientific and technical employees, or to attract and retain additional qualified employees. The Corporation's inability to attract and retain qualified scientific and technical employees would have a material adverse effect on the Corporation's business and results of operations.

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

CONTROL BY EXISTING STOCKHOLDERS

            As of March 1, 2000, Sidney R. Knafel, Chairman of the Board of Directors of the Corporation, and related persons beneficially own an aggregate of approximately 40.1% of the outstanding common stock (excluding shares issuable upon the exercise of options). The Corporation's executive officers, directors and related persons (including Sidney R. Knafel) beneficially own an aggregate of approximately 43.4% of the outstanding common stock (excluding shares issuable upon the exercise of options). As a result, the Corporation's directors and executive officers and related persons may exercise a controlling influence over the outcome of matters submitted to the Corporation's stockholders for approval and may have the power to delay, defer or prevent a change in control of the Corporation.

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

            Since the revenue and expenses of the Corporation's international operations generally are denominated in local currencies, exchange rate fluctuations between such local currencies and the United States dollar will subject the Corporation to currency translation risk with respect to the reported results of its foreign operations as well as to risks sometimes associated with international operations. The Corporation derived 13.5%, 15.5% and 16.1% of its revenue for 1999, 1998 and 1997, respectively, from services performed outside of the United States. In addition, the Corporation may be subject to currency risk when the Corporation's service contracts are denominated in a currency other than the currency in which the Corporation incurs expenses related to such contracts. There can be no assurance that the Corporation will not experience fluctuations in financial results from the Corporation's operations outside the United States, and there can be no assurance that the Corporation will be able to contractually or otherwise favorably reduce the currency risks associated with its operations.

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

INTEREST RATE RISKS

            The Corporation is exposed to interest rate risk primarily through its investments in short-term marketable securities and cash equivalents and its debt agreements. The Corporation's investment policy calls for investment in short-term, low risk instruments. At December 31, 1999, the Corporation had $6.5 million invested in government and governmental agency securities. A rise in interest rates would have an adverse impact on the fair market value of fixed rate securities. If interest rates fall, floating rate securities may generate less interest income. The Corporation manages its exposure to interest rate risks through investing in securities with maturities of one year or less.

            Additionally, the Corporation is exposed to risk from changes in interest rates as a result of its borrowing activities. At December 31, 1999, the Corporation had total debt of $14.0 million. The Corporation's debt consists of a mortgage loan with approximately $2.5 million outstanding; a promissory note with approximately $0.6 million outstanding; a State of Maryland loan with approximately $2.8 million outstanding; and capital lease obligations of approximately $8.1 million outstanding. See Note 5 of Notes to Consolidated Financial Statements. In the past the Corporation has partially managed its exposure to losses through an interest rate swap agreement related to the mortgage loan, but this swap agreement expired on November 30, 1999.

FOREIGN CURRENCY EXCHANGE RISK

            The Corporation's international operations are subject to foreign exchange rate fluctuations. The Corporation derived 13.5%, 15.5% and 16.1% of its revenue for 1999, 1998 and 1997, respectively, from services performed in the United Kingdom and Germany. Since the revenue and expenses of the Corporation's international operations generally are denominated in local currencies, exchange rate fluctuations between such local currencies and the United States dollar will subject the Corporation to currency translation risk with respect to the reported results of its foreign operations as well as to risks sometimes associated with international operations. In addition, the Corporation may be subject to currency risk when its service contracts are denominated in a currency other than the currency in which the Corporation incurs expenses related to such contracts. The United Kingdom and Germany have traditionally had relatively stable currencies. The Corporation does not hedge its foreign currency exposure. Management does not believe that the Corporation's exposure to foreign currency rate fluctuations is material. See "Risk Factors -- Exchange Rate Fluctuations."

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

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The information required by Item 10 is incorporated by reference to the information to be set forth under the caption "Executive Officers of the Registrant" in the Corporation's definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the Corporation's fiscal year.

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

REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER

            The Corporation did not file any reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Rockville, Maryland, on this 30th day of March, 2000.

BIORELIANCE CORPORATION
(Registrant)


By:        s/Capers W. McDonald
           --------------------
    Name:  Capers W. McDonald
    Title: President, Chief Executive Officer and Acting Chief Financial Officer


                                POWER OF ATTORNEY


            KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Capers W. McDonald as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Report, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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

                 SIGNATURE                               TITLE                                             DATE
                 ---------                               -----                                             ----


            s/Sidney R. Knafel                  Chairman of the Board                                  March 30, 2000
-----------------------------------------------
             SIDNEY R. KNAFEL

           s/Capers W. McDonald                 President, Chief Executive                             March 30, 2000
-----------------------------------------------    Officer, Director and Acting
            CAPERS W. MCDONALD                     Chief Financial Officer and
                                                   Treasurer (Chief Accounting
                                                   Officer)

            s/William J. Gedale                 Director                                               March 30, 2000
-----------------------------------------------
             WILLIAM J. GEDALE

            s/Victoria Hamilton                 Director                                               March 30, 2000
-----------------------------------------------
             VICTORIA HAMILTON

            s/Gordon J. Louttit                 Director                                               March 30, 2000
-----------------------------------------------
             GORDON J. LOUTTIT

            s/Leonard Scherlis                  Director                                               March 30, 2000
-----------------------------------------------
           DR. LEONARD SCHERLIS

                                  EXHIBIT INDEX

EXHIBIT
  NO.                              DESCRIPTION

3.1 Amended and Restated Certificate of Incorporation of BioReliance Corporation. (1)

3.2      Bylaws of BioReliance Corporation. (1)

10.1     Amended and Restated BioReliance Corporation 1997 Incentive Plan. (1)

10.2 Modification Agreement -- Leasehold Deed of Trust and Security Agreement, dated as of December 1, 1994, by and among NationsBank, N.A., Kathleen M. Malloy and Microbiological Associates, Inc. (1)

10.3 Security Agreement, dated as of December 17, 1993, by and between Maryland National Bank, Microbiological Associates, Inc. and Microbiological Associates Limited. (1)

10.4 Second Modification Agreement -- Leasehold Deed of Trust and Security Agreement, dated as of October 31, 1997, by and among BioReliance Corporation, Elizabeth Shore and NationsBank, N.A. (2)

10.5 Leasehold Deed of Trust and Security Agreement, dated December 17, 1993, by and between Microbiological Associates, Inc., Kathleen M. Malloy, Brent H. Donnell and Maryland National Bank. (1)

10.6 International Swap Dealers Association, Inc. Master Agreement, dated as of May 10, 1995, by and among NationsBank, N.A., Microbiological Associates, Inc. and MAGENTA Corporation. (1)

10.7 Note Modification Agreement, dated as of October 31, 1997, by and among NationsBank, N.A., BioReliance Corporation, MA BioServices, Inc., MAGENTA Corporation and MAGENTA Viral Production, Inc. (2)

10.8 Lease Agreement, dated as of December 1, 1983, by and between Montgomery County, Maryland and Dynasciences Corp. n/k/a BioReliance Corporation. (1)

10.9 Lease Agreement, dated as of October 31, 1994, as amended December 20, 1994, between Redgate III Limited Partnership, as landlord, and Microbiological Associates, Inc., as tenant. (1)

10.10 Modification of Loan Agreement, dated as of May 31, 1996, among NationsBank, N.A., Microbiological Associates, Inc., Microbiological Associates Limited, MAGENTA Corporation and MAGENTA Services Ltd. (1)

10.11 Deed of Trust Note Modification Agreement, dated as of October 31, 1997, by and among NationsBank, N.A., BioReliance Corporation, MA BioServices, Inc., MAGENTA Corporation and MAGENTA Viral Production, Inc. (2)

10.12 Amended and Restated Replacement Loan Agreement, dated as of October 31, 1997, among NationsBank, N.A., BioReliance Corporation, MA BioServices, Inc., MAGENTA Corporation and MAGENTA Viral Production, Inc. (2)

10.13    Microbiological Associates, Inc. 1995 Non-Qualified Stock Option Plan.
         (3)

10.14    MAGENTA Corporation, 1994 Incentive Stock Option Plan. (3)

10.15    Microbiological Associates, Inc., 1988 Incentive Stock Option Plan. (3)

10.16 Lease Agreement, dated as of October 16, 1997, between FP Rockledge, L.L.C. and MA BioServices, Inc. (2)

10.17 First Amendment to Lease Agreement, dated as of February 12, 1998, between FP Rockledge, L.L.C. and MA BioServices, Inc. (2)

10.18 Consent of Guarantor, dated as of February 12, 1998, to First Amendment to Lease Agreement. (2)

10.19 Release and Separation Agreement dated November 26, 1997, by and between BioReliance Corporation and Carl C. Schwan. (2)

10.20 Replacement Revolving Promissory Note, dated as of October 31, 1997, by and among BioReliance Corporation, MA BioServices, Inc., MAGENTA Corporation, MAGENTA Viral Production, Inc. and NationsBank, N.A. (2)

10.21 Lease-Purchase Agreement, dated April 1, 1998, between Montgomery County, Maryland and BioReliance Corporation. (4)

10.22 Lease, dated April 1, 1998, between BioReliance Corporation and BPG Industrial Partners II, LLC. (4)

10.23 Project Lease, dated April 1, 1998, between BPG Industrial Partners II, LLC and MAGENTA Corporation. (4)

10.24 Leasehold Deed of Trust, dated April 1, 1998, by BioReliance Corporation and MAGENTA Corporation, to Cynthia Flanders and Eileen Chow (trustees) and NationsBank, N.A. (4)

10.25 Guaranty Agreement, dated April 1, 1998, by BioReliance Corporation in favor of NationsBank, N.A. (4)

10.26 Loan Agreement, dated April 1, 1998, between BPG Industrial Partners II, LLC, NationsBank, N.A. and, for certain purposes, BioReliance Corporation. (4)

10.27 First Amendment to Amended and Restated Replacement Loan Agreement, dated April 1, 1998, among BioReliance Corporation, MA BioServices, Inc., MAGENTA Corporation, MAGENTA Viral Production, Inc. and NationsBank, N.A. (4)

10.28 Second Note Modification Agreement, dated April 1, 1998, among BioReliance Corporation, MA BioServices, Inc., MAGENTA Corporation, MAGENTA Viral Production, Inc. and NationsBank, N.A. (4)

10.29 Second Deed of Trust Note Modification, dated April 1, 1998, among BioReliance Corporation, MA BioServices, Inc., MAGENTA Corporation, MAGENTA Viral Production, Inc. and NationsBank, N.A. (4)

10.30 Second Replacement Revolving Promissory, dated April 1, 1998, by BioReliance Corporation, MA BioServices, Inc., MAGENTA Corporation and MAGENTA Viral Production, Inc. in favor of NationsBank, N.A. in the amount of $1 million. (4)

10.31 Third Modification Agreement - Leasehold Deed of Trust and Security Agreement, dated April 1, 1998, among BioReliance Corporation, Elizabeth Shore (trustee) and NationsBank, N.A. (4)

10.32 BioReliance Corporation 1997 Incentive Stock Plan (as adopted May 28, 1997 and amended and restated September 24, 1997 and May 21, 1998). (5)

10.33 Employment Agreement, dated October 1, 1998, by and between BioReliance Corporation and Michael R.N. Thomas. (6)

10.34 Promissory Note, dated May 10, 1999, by James Nelson Harris and BioReliance Corporation. (7)

10.35 Loan Agreement, dated June 28, 1999, by and between Department of Business and Economic Development, a principal department of the State of Maryland and BioReliance Corporation. (7)

10.36 Note Modification Agreement, dated June 11, 1999, by and between NationsBank, N.A. and BioReliance Corporation, BioReliance Testing and Development, Inc., BioReliance Manufacturing, Inc. and Magenta Viral Production, Inc. (7)

10.37 Note Modification Agreement, dated July 27, 1999, by and between NationsBank, N.A. and BioReliance Corporation, BioReliance Testing and Development f/k/a MA BioServices, Inc., BioReliance Manufacturing, Inc. f/k/a Magenta Corporation and Magenta Viral Production, Inc. (7)

10.38 Contractor Agreement, dated June 30, 1999, by and between The Whiting-Turner Contracting Company and BioReliance Corporation. (8)

10.39 Third Deed of Trust Note Modification Agreement, dated November 30, 1999, by and between Bank of America, N.A. and BioReliance Corporation, BioReliance Testing and Development, Inc., BioReliance Manufacturing, Inc. and MAGENTA Viral Production, Inc.

10.40 Second Amendment to Amended and Restated Replacement Loan Agreement, dated December 30, 1999, by and between Bank of American, N.A. and BioReliance Corporation, BioReliance Testing and Development, Inc., BioReliance Manufacturing, Inc. and MAGENTA Viral Production, Inc.

10.41 Fourth Replacement Revolving Promissory Note, dated December 30, 1999, by and between Bank of American, N.A. and BioReliance Corporation, BioReliance Testing and Development, Inc., BioReliance Manufacturing, Inc. and MAGENTA Viral Production, Inc.

10.42 Employment Agreement, dated December 2, 1999, by and between John E. McEntire, Ph.D. and BioReliance Corporation.

21.1     Subsidiaries of the Registrant.(9)

23.1     Consent of PricewaterhouseCoopers LLP.

24.1     Power of Attorney (included on signature page).

27.1     Financial Data Schedule.

----------

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

(5) Indicated as Exhibit to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, which is incorporated herein by reference.

(6) Indicated as Exhibit to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, which is incorporated herein by reference.

(7) Indicated as Exhibit to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, which is incorporated herein by reference.

(8) Indicated as Exhibit to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, which is incorporated herein by reference.

(9) Indicates an Exhibit to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, which is incorporated herein by reference.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             AND FINANCIAL SCHEDULE

                                                                                                        PAGE
                                                                                                        ----
Report of Independent Accountants...................................................................     F-2
Consolidated Balance Sheets as of December 31, 1998 and 1999........................................     F-3
Consolidated Statements of Operations for the Years Ended December 31, 1997,
  1998 and 1999.....................................................................................     F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 1997,
  1998 and 1999.....................................................................................     F-5
Consolidated Statements of Stockholders' Equity for the Years Ended December 31,
  1997, 1998 and 1999...............................................................................     F-6
Notes to Consolidated Financial Statements..........................................................     F-7

Financial Statement Schedule:
   For the Three Years Ended December 31, 1999
        II - Valuation and Qualifying Accounts......................................................     F-21

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of BioReliance Corporation

In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of BioReliance Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS LLP


McLean, Virginia
February 23, 2000

                             BIORELIANCE CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                            DECEMBER 31,     DECEMBER 31,
                                                                                               1998            1999
                                                                                             -----------     ------------
                                     ASSETS
Current assets:
       Cash and cash equivalents .....................................................       $  8,847        $ 12,273
       Marketable securities .........................................................         18,250           6,491
       Accounts receivable, net ......................................................         21,741          19,762
       Other current assets ..........................................................          2,506           2,062
       Deferred income taxes .........................................................            ---              12
                                                                                             --------        --------
                         Total current assets ........................................         51,344          40,600
Property and equipment, net ..........................................................         25,371          37,085
Deposits and other assets ............................................................            572             294
Deferred income taxes ................................................................            ---             962
                                                                                             --------        --------
                         Total assets ................................................       $ 77,287        $ 78,941
                                                                                             ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Current portion of long-term debt .............................................       $  4,628        $  1,484
       Accounts payable ..............................................................          2,685           2,673
       Accrued employee compensation and benefits ....................................          1,955           3,001
       Other accrued liabilities .....................................................          1,862           1,619
       Customer advances .............................................................          2,632           1,874
       Deferred income taxes .........................................................          1,551           3,208
                                                                                             --------        --------
                         Total current liabilities ...................................         15,313          13,859
Deferred income taxes ................................................................             25             ---
Long-term debt .......................................................................          7,914          12,546
                                                                                             --------        --------
                         Total liabilities ...........................................         23,252          26,405
                                                                                             --------        --------

Commitments and contingencies (Note 10)

Stockholders' equity:
       Convertible preferred stock, $.01  par value:  6,900,000 shares
          authorized; no shares issued and outstanding ...............................            ---             ---
       Common stock, $.01 par value:  15,000,000 shares authorized;
         7,821,344 and 7,929,002 shares issued and outstanding .......................             78              79
       Additional paid-in capital ....................................................         52,586          52,764
       Retained earnings .............................................................          1,661             671
       Accumulated other comprehensive income ........................................           (290)           (978)
                                                                                             --------        --------
                         Total stockholders' equity ..................................         54,035          52,536
                                                                                             --------        --------

                         Total liabilities and stockholders' equity ..................       $ 77,287        $ 78,941
                                                                                             ========        ========


        The accompanying notes are an integral part of these consolidated financial statements.

                             BIORELIANCE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             YEARS ENDED DECEMBER 31,
                                                    -----------------------------------------
                                                      1997             1998           1999
                                                    --------        --------        --------
Revenue .......................................     $ 47,949        $ 50,017        $ 47,192
                                                    --------        --------        --------

Expenses:
          Cost of sales .......................       29,452          29,738          31,056
          Selling, general and administrative..       10,093          13,627          16,126
          Research and development ............        1,393           1,438           1,306
                                                    --------        --------        --------
                                                      40,938          44,803          48,488
                                                    --------        --------        --------

Income (loss) from operations .................        7,011           5,214          (1,296)
                                                    --------        --------        --------
Other (income) expense:
          Interest income .....................         (817)         (1,891)         (1,112)
          Interest expense ....................          717             551             587
          Other expense .......................           33             498             364
                                                    --------        --------        --------
                                                         (67)           (842)           (161)
                                                    --------        --------        --------

Income (loss) before income taxes .............        7,078           6,056          (1,135)
Income tax provision (benefit) ................        2,974           2,354            (145)
                                                    --------        --------        --------

Net income (loss) .............................     $  4,104        $  3,702        $   (990)
                                                    --------        --------        --------

Net income (loss) per share:

          Basic ...............................     $   1.19        $   0.48        $  (0.13)
                                                    ========        ========        ========

          Diluted .............................     $   0.60        $   0.45        $  (0.13)
                                                    ========        ========        ========


        The accompanying notes are an integral part of these consolidated financial statements.

                             BIORELIANCE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 YEARS ENDED DECEMBER 31,
                                                                            1997           1998            1999
                                                                         --------        --------        --------
Cash flows from operating activities:
  Net income (loss) ................................................     $  4,104        $  3,702        $   (990)
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
      Depreciation .................................................        2,991           3,340           3,684
      Amortization expense .........................................          212             227             215
      Amortization of bond premiums and discounts ..................         (173)           (276)           (460)
      Loss on disposal .............................................          190              22              13
      Compensation element of options ..............................          ---             ---              12
      Deferred income taxes, net ...................................        1,789           1,282             658
      Changes in current assets and liabilities:
          Accounts receivable, net .................................       (2,320)         (5,937)          2,237
          Other current assets .....................................         (678)           (640)            374
          Accounts payable .........................................          (94)            975             (50)
          Accrued employee compensation and benefits ...............          615            (874)          1,049
          Other accrued liabilities ................................           49            (540)           (188)
          Customer advances ........................................         (320)         (1,026)           (712)
      Increase in deposits and other assets ........................          (89)           (259)            (27)
                                                                         --------        --------        --------
               Net cash provided by (used in) operating activities..        6,276              (4)          5,815
                                                                         --------        --------        --------

Cash flows from investing activities:
    Purchases of marketable securities .............................      (32,381)        (41,070)        (14,281)
    Proceeds from the maturities of marketable securities ..........        5,000          50,650          26,500
    Purchases of property and equipment ............................       (4,201)         (5,888)        (15,301)
                                                                         --------        --------        --------
               Net cash provided by (used in) investing activities..      (31,582)          3,692          (3,082)
                                                                         --------        --------        --------

Cash flows from financing activities:
     Net proceeds from initial public offering .....................       32,247             ---             ---
     Proceeds from exercise of stock options .......................          223             268             167
     Proceeds from loan ............................................          ---             ---           3,000
     Payments on debt ..............................................         (717)           (832)           (843)
     Repayment on note payable to stockholder ......................       (1,900)            ---             ---
     Payments on capital lease obligations .........................         (912)           (754)           (840)
     Repurchase and cancellation of treasury stock .................          (77)           (138)            ---
                                                                         --------        --------        --------
               Net cash provided by (used in) financing activities..       28,864          (1,456)          1,484
                                                                         --------        --------        --------

Effect of exchange rate changes on cash and cash equivalents .......         (296)            388            (791)
                                                                         --------        --------        --------

Net increase in cash and cash equivalents ..........................        3,262           2,620           3,426
Cash and cash equivalents, beginning of period .....................        2,965           6,227           8,847
                                                                         --------        --------        --------
Cash and cash equivalents, end of period ...........................     $  6,227        $  8,847        $ 12,273
                                                                         ========        ========        ========


        The accompanying notes are an integral part of these consolidated financial statements.

                             BIORELIANCE CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                     CONVERTIBLE
                                                   PREFERRED STOCK                     COMMON STOCK               ADDITIONAL
                                                   ---------------                     ------------                PAID-IN
                                              SHARES           AMOUNT             SHARES           AMOUNT          CAPITAL
                                              ------           ------             ------           ------          -------
BALANCE AT DECEMBER 31, 1996 .........      6,470,121        $       65           339,930        $        3       $   20,073
Issuance of common stock in
    Initial Public Offering ("IPO"),
     net of offering costs of $1.5
     million .........................             --                --         2,417,316                24           32,223
  Conversion of preferred stock,
    concurrent with IPO ..............     (6,470,121)              (65)        4,778,072                48               17
  Exercise of stock options ..........             --                --           155,922                 2              221
  Stock repurchase and cancellation...             --                --            (6,032)               --              (77)
  Equity adjustment from foreign
    currency translation .............             --                --                --                --               --
  Net income, restated ...............             --                --                --                --               --
                                           ----------         ---------        ----------        ----------       -----------
BALANCE AT DECEMBER 31, 1997 .........             --                --         7,685,208                77           52,457
  Exercise of stock options ..........             --                --           142,245                 1              267
  Stock repurchase and cancellation...             --                --            (6,109)               --             (138)
  Equity adjustment from foreign
    currency translation .............             --                --                --                --               --
  Net income, restated ...............             --                --                --                --               --
                                           ----------         ---------        ----------        ----------       -----------
BALANCE AT DECEMBER 31, 1998 .........             --                --         7,821,344                78           52,586
  Exercise of stock options ..........             --                --           107,658                 1              166
  Compensation expense for stock
    Options ..........................             --                --                --                --               12
  Equity adjustment from foreign
    currency translation .............             --                --                --                --               --
  Net income .........................             --                --                --                --               --
                                           ----------         ---------        ----------        ----------       -----------
BALANCE AT DECEMBER 31,
  1999 ...............................             --         $      --         7,929,002        $       79       $   52,764
                                           ==========         =========        ==========        ==========       ===========



                                                RETAINED          ACCUMULATED
                                                EARNINGS/           OTHER             TOTAL
                                              (ACCUMULATED       COMPREHENSIVE     STOCKHOLDER'S
                                                DEFICIT)           INCOME            EQUITY
                                                --------           ------            ------
BALANCE AT DECEMBER 31, 1996 .........         $   (6,145)       $      161        $   14,157
Issuance of common stock in
    Initial Public Offering ("IPO"),
     net of offering costs of $1.5
     million .........................                 --                --            32,247
  Conversion of preferred stock,
    concurrent with IPO ..............                 --                --                --
  Exercise of stock options ..........                 --                --               223
  Stock repurchase and cancellation...                 --                --               (77)
  Equity adjustment from foreign
    currency translation .............                 --              (755)             (755)
  Net income, restated ...............              4,104                --             4,104
                                               -----------       -----------       -----------
BALANCE AT DECEMBER 31, 1997 .........             (2,041)             (594)           49,899
  Exercise of stock options ..........                 --                --               268
  Stock repurchase and cancellation...                 --                --              (138)
  Equity adjustment from foreign
    currency translation .............                 --               304               304
  Net income, restated ...............              3,702                --             3,702
                                               -----------       -----------       -----------
BALANCE AT DECEMBER 31, 1998 .........              1,661              (290)           54,035
  Exercise of stock options ..........                 --                --               167
  Compensation expense for stock
    Options ..........................                 --                --                12
  Equity adjustment from foreign
    currency translation .............                 --              (688)             (688)
  Net income .........................               (990)               --              (990)
                                               -----------       -----------       -----------
BALANCE AT DECEMBER 31,
  1999 ...............................         $      671        $     (978)       $   52,536
                                               ===========       ===========       ===========





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

SEGMENT INFORMATION

        In 1998, BioReliance Corporation adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 supercedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Corporation's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see Note 12).

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

CASH AND CASH EQUIVALENTS

      The Corporation classifies as cash equivalents all highly liquid investments with an original maturity of three months or less.

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

IMPAIRMENT OF LONG-LIVED ASSETS

        Long-lived assets are evaluated, upon a triggering event, for possible impairment through a review of undiscounted expected future cash flows. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized.

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

NET INCOME (LOSS) PER SHARE

      Earnings per share ("EPS") are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This statement requires dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Dilutive securities are excluded from the computation in periods in which they have an anti-dilutive effect, and net income available to common stockholders is adjusted accordingly for the effect of cumulative dividends on Convertible Preferred Stock. The Corporation adopted this statement during the fourth quarter of 1997, as required. Accordingly, all prior period EPS data has been restated.

STOCK-BASED COMPENSATION POLICY

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

FOREIGN CURRENCY TRANSLATION

      The accounts of foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at period-end exchange rates, and income and expense accounts are translated at average monthly exchange rates. Net gains and losses resulting from such translations are excluded from net income (loss) and are accumulated in a separate component of stockholders' equity.

(2)  MARKETABLE SECURITIES

        Marketable securities consist of investments in government and government agency securities as follows at December 31:

                                                                    GROSS                 ESTIMATED
                                         AMORTIZED                UNREALIZED                MARKET
                                           COST                    (LOSSES)                 VALUE
                                     --------------------      -------------------     -------------------
                                                                (IN THOUSANDS)
     1998.......................           $18,250                  $(4)                    $18,246
                                           =======                  ====                    =======

     1999.......................           $ 6,491                  $(6)                    $ 6,485
                                           =======                  ====                    =======

        All securities have maturities of one year or less.

(3)  ACCOUNTS RECEIVABLE

      Accounts receivable consisted of the following amounts as of December 31:

                                                                                       1998             1999
                                                                                 ---------------  --------------
                                                                                          (IN THOUSANDS)
Billed accounts receivable:
  Commercial.................................................................      $    11,997       $   10,224
  Government.................................................................            1,072            1,232
                                                                                   -----------       ----------
                                                                                        13,069           11,456
                                                                                   -----------       ----------
Unbilled accounts receivable:
  Commercial.................................................................            8,422            8,378
  Government.................................................................            1,086            1,313
                                                                                   -----------       ----------
                                                                                         9,508            9,691
                                                                                   -----------       ----------
Less allowances for doubtful accounts and unallowable
  contract costs.............................................................             (836)          (1,385)
                                                                                   -----------       ----------
Accounts receivable, net.....................................................      $    21,741       $   19,762
                                                                                   ===========       ===========

      Unbilled commercial receivables represent revenue from commercial contracts (recorded using the percentage-of-completion method) which are not yet billable to the client. Generally, these amounts become billable within the next one to three months upon the attainment of a milestone or the completion of the contract.

      Unbilled government receivables represent amounts which are billed on government contracts shortly after the end of each month, based on costs incurred and fees earned during the month, or revenues recognized in excess of billings on government contracts which generally become billable upon final determination of allowable costs by the United States government. Government contract costs for 1999 are subject to final determination of allowable costs by the United States government. In the opinion of management, these determinations will have no material effect on the Corporation's consolidated financial position or results of operations.

(4)     PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following amounts as of December
31:

                                                                             1998              1999
                                                                       ---------------   --------------
                                                                                 (IN THOUSANDS)
Land...............................................................    $        2,704    $        2,704
Building...........................................................             9,827            10,396

Equipment, furniture, fixtures, and computer hardware and software.            21,408            22,199
Leasehold improvements.............................................             2,463             2,818

Construction in progress and assets not yet placed in service......             7,358            19,789
                                                                       --------------    --------------
Property and equipment, at cost....................................            43,760            57,906
Less accumulated depreciation and amortization.....................           (18,389)          (20,821)
                                                                       --------------    --------------
Property and equipment, net........................................    $       25,371    $       37,085
                                                                       ==============    ==============

        During the period that capital items are considered to be in progress, interest costs incurred are capitalized to the cost of the asset in accordance with Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Cost" ("SFAS 34"). For the years ended December 31, 1999 and 1998, $264,593 and $213,413 of interest costs, respectively, were capitalized to the property and equipment.

(5) DEBT

      Debt consisted of the following amounts as of December 31:

                                                 1998             1999
                                            --------------   --------------
                                                     (IN THOUSANDS)
Mortgage Loan...........................    $       2,867    $       2,538
Promissory Note.........................              900              600
Capital Lease Obligations...............            8,775            8,106
State of Maryland Loan .................              ---            2,786
                                            -------------    -------------
Total debt..............................           12,542           14,030
Less current portion....................           (4,628)          (1,484)
                                            -------------    -------------
Long-term portion.......................    $       7,914    $      12,546
                                            =============    =============

BANK DEBT

        In 1994, the Corporation obtained a loan of $4,300,000 from Bank of America with a maturity date of November 30, 1999 (the "Mortgage Loan"). The Mortgage Loan was renewed in December 1999 and now expires in November 2009. In addition to a principal payment of $10,576 per month, the Mortgage Loan bears interest at the London Inter-Bank Offering Rate ("LIBOR") plus the applicable LIBOR Rate Additional Percentage ("LIBOR Rate Option"). The LIBOR Rate Option ranges from 1.0% to 2.15% depending on the Corporation achieving certain funded debt to EBITDA ratios. At December 31, 1999, the applicable interest rate on the Mortgage Loan was 8.0% and the LIBOR Rate Option was 2.15%. Approximately $2.5 million was outstanding on the Mortgage Loan at December 31, 1999.

        From 1995 to 1999, the Corporation had in place an interest rate swap agreement whereby the variable interest rate portion of the Mortgage Loan was effectively converted into debt with a fixed rate of 6.55% per annum. This agreement expired on November 30, 1999. Amounts paid or received under the interest rate swap agreement were recognized as interest income or expense in the periods in which they accrued and were recorded in the same category as that arising from the Mortgage Loan. The swap agreement was a standard contract with no imbedded options or other terms involving a higher level of complexity or risk. The Corporation believes that the effect of the interest rate swap agreement on interest expense was not material in 1999, 1998 or 1997.

        The Corporation has available borrowings up to $2,000,000 under the terms of a revolving loan agreement with Bank of America. The revolving loan agreement requires monthly interest payments on the unpaid principal. The unpaid principal and all unpaid accrued interest is payable in full on May 31, 2001, and the line of credit expires at that time. Amounts borrowed under the revolving loan agreement bear interest at the LIBOR rate plus the applicable LIBOR Rate Option which ranges from 0.85% to 2.0% depending on the Corporation achieving certain funded debt to EBITDA ratios. At December 31, 1999, no amounts were outstanding under this agreement.

        The Corporation financed the acquisition of BioReliance Manufacturing GmbH (formerly known as "BIOMEVA") in July 1996 and obtained additional funds for working capital and expansion of its business through a promissory note with Bank of America in the amount of $1.8 million. The note requires monthly principal payments of $30,000, and bears interest at the same rate as the Mortgage Loan. At December 31, 1999, $0.6 million was outstanding on the note and the interest rate on the note from June 30, 1999, was 8.0%. The note was amended on June 30, 1999 to extend the maturity date to June 30, 2001. The amendment requires the Corporation to continue making monthly principal payments of $30,000 plus interest through June 30, 2001.

        All of the Corporation's agreements with Bank of America are cross collateralized and are secured by a deed of trust on one of the Corporation's laboratory facilities in Rockville, Maryland. The agreements require the Corporation to meet certain financial and restrictive covenants, including certain fixed charge coverage and funded debt to EBITDA ratios. The Bank of America waived the Corporation's non-compliance of the funded debt to EBITDA covenant which occurred in the fourth quarter of 1999.

        On July 1, 1999, the Corporation received the proceeds of a $3,000,000 loan from the Department of Business and Economic Development, a department of the State of Maryland. The Corporation is required to use the proceeds in connection with its expansion and relocation activities in Rockville, Maryland. The loan requires quarterly principal payments of $107,143 plus accrued interest and matures on June 30, 2006. The loan bears interest at rates from 0% to 7.5% based on the Corporation's achieving specific employment levels over the next six years. The terms of the loan contain annual reporting requirements, including the reporting of employment data. At December 31, 1999, approximately $2.8 million was outstanding on the loan. The aggregate maturities on long-term debt are due as follows: 2000-$916,000, 2001-$796,000, 2002-$556,000,
2003-$556,000, 2004-$556,000, and thereafter-$2,544,000.

CAPITAL LEASE OBLIGATIONS

        The Corporation leases land and certain equipment under noncancelable lease agreements accounted for as capital leases. In April 1998, the Corporation entered into certain third-party leasing and subleasing arrangements relating to the construction of new manufacturing space in Rockville, MD. These arrangements require the Corporation to make certain noncancelable lease payments over the next twenty years and to guarantee indebtedness of approximately $4.5 million. The terms of the arrangements require that the leases be accounted for as capital leases. The assets underlying capitalized leases are included with the Corporation's owned property and equipment, and are summarized as follows as of December 31:

                                                     1998              1999
                                               ---------------   --------------
                                                        (IN THOUSANDS)
Land.......................................      $     2,704       $     2,704
Construction in progress...................            6,160             6,533
Machinery and equipment....................            4,609             4,319
                                                 -----------       -----------
Total assets at cost.......................           13,473            13,556
Less accumulated depreciation..............           (3,585)           (3,350)
                                                 -----------       -----------
Net capitalized assets.....................      $     9,888       $    10,206
                                                 ===========       ===========

      The future minimum lease payments under capital lease obligations at December 31, 1999 were as follows (in thousands):

Years ending December 31:
  2000......................................................   $     1,185
  2001......................................................           827
  2002......................................................           740
  2003......................................................           740
  2004......................................................           681
  Thereafter................................................         9,776
                                                               -----------
Total minimum lease payments................................        13,949
Less amount representing interest...........................        (5,843)
                                                               -----------
Present value of minimum lease payments.....................         8,106
Less current portion........................................          (568)
                                                               -----------
Long-term portion...........................................   $     7,538
                                                               ===========

(6)     STOCKHOLDERS' EQUITY

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

STOCK OPTION PLANS

        The Board of Directors of the Corporation adopted the 1997 Incentive Plan ("the 1997 Plan") in May 1997, and approved amendments to the 1997 Plan in September 1997, May 1998 and May 1999. The 1997 Plan replaced all of the Corporation's former stock option plans. Under the terms of the 1997 Plan, the Corporation may grant or award incentive and nonqualified stock options, stock appreciation and dividend equivalent rights, restricted stock, performance units, and performance shares (collectively, "Awards") to employees, officers, non-employee directors, consultants and advisors. The 1997 Plan also provides for the initial and annual grant of options to each of its non-employee directors which must be granted at an exercise price equal to the fair market value on the date of grant and which generally vest in one-third increments over three years and have ten-year terms. These Awards are exercisable as determined by the Corporation's compensation committee and expire no later than ten years after the date of the grant. The exercise price of incentive stock options must equal or exceed the fair market value of the stock on the date of grant.

        As of December 31, 1999, 1,012,277 and 356,650 shares were authorized and available for grants under the 1997 Plan, respectively.

        Changes in options outstanding granted under the 1997 Plan and prior stock option plans were as follows:


                                                                  WEIGHTED AVERAGE
                                                 NUMBER OF          OPTION PRICE
                                                  SHARES             PER SHARE
                                              --------------      ----------------
Balance, December 31, 1996................           871,364             2.43
  Granted.................................            34,536            12.84
  Exercised...............................          (155,922)            1.58
  Canceled................................           (40,742)            4.49
                                              --------------
Balance, December 31, 1997................           709,236             3.34
  Granted.................................           418,040            13.00
  Exercised...............................          (142,245)            1.90
  Canceled................................           (92,879)           11.83
                                             ---------------
Balance, December 31, 1998................           892,152             6.71
  Granted.................................           425,535             8.43
  Exercised...............................          (108,198)            1.68
  Canceled................................           (84,821)           10.21
                                             ---------------
Balance, December 31, 1999................         1,124,668             7.58
                                             ===============

      To determine fair value under SFAS 123, the Corporation used the Black-Scholes option-pricing model and the following respective weighted-average assumptions for 1997, 1998 and 1999: a risk-free interest rate of 6.35%, 5.88% and 5.61%; expected lives of 6 years; expected volatility of 30%, 82% and 55%; and expected dividends of zero. The weighted average fair value of options granted during 1997, 1998 and 1999 was $5.44, $9.27 and $3.86, respectively.

      For options outstanding and exercisable at December 31, 1999, the following number of options, range of exercise prices and weighted average exercise prices were:

                                          WEIGHTED-AVERAGE
          RANGE OF         SHARES            REMAINING         WEIGHTED-AVERAGE                             WEIGHTED-AVERAGE
       EXERCISE PRICES   OUTSTANDING      CONTRACTUAL LIFE      EXERCISE PRICE             EXERCISABLE       EXERCISE PRICE
--------------------------------------------------------------------------------------   -----------------------------------------
$ 0.56 -  2.30               290,023             1.1               $ 1.65                     289,000          $  1.65
$ 2.31 -  4.60                77,495             2.9               $ 3.14                      61,853          $  3.11
$ 4.61 -  6.90               115,506             5.8               $ 6.43                      91,506          $  6.38
$ 6.91 -  9.20               281,607             6.0               $ 7.65                      42,049          $  7.99
$11.51 -  13.80              167,641             8.3               $ 12.01                     13,251          $ 12.33
$13.81 -  16.10              182,346             5.8               $ 14.63                     39,661          $ 14.63
$20.71 -  23.00               10,050             7.2               $ 22.56                      1,044          $ 21.25
                              ------                                                          -------
Total                      1,124,668             4.8               $ 7.58                     538,364          $  4.37
                           =========                                                          =======

        As permitted by SFAS 123, the Corporation's has chosen to continue accounting for stock options at their intrinsic value. Accordingly no compensation expense has been recognized for its stock option compensation plans. Had the fair value method of accounting been applied to the Corporation's stock option plans the impact would be as follows:

                                                           1997           1998           1999
                                                        ------------   ------------   --------
                                                                 (IN THOUSANDS, EXCEPT PER
                                                                      SHARE AMOUNTS)
  Net income (loss) as reported .....................    $ 4,104        $ 3,702        $  (990)
  Estimated fair value of the year's option grants...        (61)          (453)          (363)
                                                         -------        -------        -------
  Proforma net income (loss) ........................      4,043          3,249         (1,353)

  Adjusted net income (loss) per share
      Basic .........................................       1.17           0.42          (0.17)
      Diluted .......................................       0.59           0.39          (0.17)

(7)     INCOME TAXES

INCOME TAX PROVISION

      Income (loss) before income taxes consisted of the following amounts for the years ended December 31:

                                          1997          1998           1999
                                        -------       -------       -------
                                                   (IN THOUSANDS)

Domestic ...........................    $ 5,899       $ 5,236       $  (854)

Foreign ............................      1,179           820          (281)
                                        -------       -------       -------


Income (loss) before income taxes...    $ 7,078       $ 6,056       $(1,135)
                                        =======       =======       =======

      The provision (benefit) for income taxes consisted of the following amounts for the years ended December 31:

                                                         1997           1998           1999
                                                        -------       -------        -------
                                                                  (IN THOUSANDS)
Current:
  Federal .........................................     $   488       $   599        $  (705)
  Foreign .........................................         464           222             --
  State ...........................................         233           251           (110)
                                                        -------       -------        -------
       Total current provision (benefit) ..........       1,185         1,072           (815)
                                                        -------       -------        -------
Deferred:
  Federal .........................................       1,116         1,223            875
  Foreign .........................................         323          (192)          (359)
  State ...........................................         350           251            154
                                                        -------       -------        -------
       Total deferred provision (benefit) .........       1,789         1,282            670
                                                        -------       -------        -------
       Total provision (benefit) for income taxes..     $ 2,974       $ 2,354        $  (145)
                                                        =======       =======        =======

      The provision for income taxes differed from that which would be computed by applying the U.S. Federal income tax rate to income before income taxes for the years ended December 31:

                                            1997         1998         1999
                                            ----         ----         ----
Federal tax at statutory rate ........      34.0%        34.0%       (34.0)%
State tax, net of federal benefit ....       2.2          2.8         (2.6)
Adjustment for foreign income taxes...      (0.1)         0.1        (11.6)
U.K. consolidation ...................      --            5.2         --
Change in valuation allowance ........      12.2          4.8         40.8
Charitable contribution ..............      (7.5)        --           --
Tax credits ..........................      --          (13.4)        --
Nondeductible expenses ...............       0.1          3.6         (5.4)
Other ................................       1.1          1.9         --
                                            ----         ----         ----
Provision for income taxes ...........      42.0%        39.0%       (12.8)%
                                            ====         ====         ====

        During 1997, the Corporation donated 100% of the outstanding stock of one of its subsidiaries to a not-for-profit organization which resulted in a permanent difference between income reported for tax purposes and financial reporting purposes.

        Effective January 1, 1998, BioReliance Holding GmbH ("BRH") and BioReliance Manufacturing GmbH (formerly known as "BIOMEVA") may consolidate income for German tax purposes pursuant to an agreement dated November 30, 1998, which continues for five years. In addition BRH declared a distribution to the Corporation during 1998 which entitles BRH to a German tax refund.

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

DEFERRED INCOME TAXES

      Deferred income taxes consisted of the following amounts as of December
31:

                                                           1998          1999
                                                         -------        -------
                                                              (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards .................     $   838        $ 1,631
  Accrued expenses .................................         527            685
  Tax credit carryforwards .........................          --            878
  Other ............................................       1,105            882
                                                         -------        -------
Gross deferred tax assets ..........................       2,470          4,076
Valuation allowance ................................      (1,089)        (1,265)
                                                         -------        -------
  Net deferred tax assets ..........................       1,381          2,811
                                                         -------        -------
Deferred tax liabilities:
  Unbilled accounts receivable .....................      (2,337)        (4,385)
  Depreciation and amortization ....................        (620)          (672)
                                                         -------        -------
  Deferred tax liabilities .........................      (2,957)        (5,057)
                                                         -------        -------
Deferred taxes, net ................................     $(1,576)       $(2,246)
                                                         =======        =======

Deferred income tax liabilities, current portion ...     $(2,337)       $(4,385)
Deferred income tax liabilities, long-term portion..        (620)          (672)
Deferred income tax assets, current portion ........         786          1,177
Deferred income tax assets, long-term portion ......         595          1,634
                                                         -------        -------
Deferred taxes, net ................................     $(1,576)       $(2,246)
                                                         =======        =======

      The Corporation records a valuation allowance for deferred tax assets when it is management's judgment that it is more likely than not that all or a portion of a deferred tax asset will not be realized. During 1999, the valuation allowance increased primarily due to increases in valuation allowances related to net operating losses for state jurisdictions and certain tax credits.

TAX CARRYFORWARDS

      At December 31, 1999, the Corporation had federal and state net operating loss ("NOL") carryforwards available to offset future taxable income of approximately $935,000 and $3.6 million, respectively. The federal NOL expires in 2019 and the state NOLs expire at varying dates through 2019. At December 31, 1999, the Corporation had foreign net operating loss carryforwards available to offset future taxable income of approximately $766,000 and $796,000 in the U.K. and in Germany, respectively, which may be carried forward indefinitely.

      At December 31, 1999, the Corporation had research and development, foreign tax and alternative minimum tax credits totaling $215,000, $563,000 and $100,000, respectively. The foreign tax and research and development tax credits expire at varying dates through 2014. The alternative minimum tax credits are carried forward indefinitely.

(8) RETIREMENT PLAN

      The Corporation sponsors a defined-contribution retirement 401(k) plan covering substantially all of its employees. Contributions made by the Corporation in 1997, 1998 and 1999 equaled 50% of the voluntary employee contributions up to a maximum of 6% of a participant's annual compensation. The

Corporation's retirement plan contributions were $286,000, $282,000 and $257,000 in 1997, 1998 and 1999, respectively.

(9) NET INCOME (LOSS) PER SHARE

        The Corporation calculates earnings per share ("EPS") on both a basic and diluted basis. Dilutive securities are excluded from the computation in periods which they have an anti-dilutive effect. Net income (loss) available to common stockholders and common equivalent stockholders is equal to net income
(loss) for each of the years presented.

      The following represents reconciliations between the weighted average common stock outstanding denominator used in basic EPS and the weighted average common and common equivalent shares outstanding denominator used in diluted EPS for the years ended December 31:

                                                                           1997           1998           1999
                                                                       ------------   ------------   --------
                                                                                     (IN THOUSANDS)

Weighted average common stock outstanding...........................         3,458          7,791          7,886
Preferred stock, as if converted....................................         2,723            ---            ---
Stock  options, as if converted.....................................           652            442            ---
                                                                        ----------     ----------     ----------
Weighted average common and common equivalent
    shares outstanding..............................................         6,833          8,233          7,886
                                                                        ==========     ==========     ==========

(10) COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

      The Corporation leases certain facilities and equipment under noncancelable operating leases that expire at various dates through 2017. The Corporation's corporate headquarters facility in Rockville, MD, constructed under a build-to-lease agreement was completed in August 1998. The lease requires the Corporation to make certain noncancelable lease payments over the next 13 years. The terms of the agreement require that the lease be accounted for as an operating lease. Future minimum lease payments under operating leases were as follows (in thousands):

Years ending December 31:
  2000......................................................   $       1,796
  2001......................................................           1,797
  2002......................................................           1,808
  2003......................................................           1,834
  2004......................................................           1,885
  Thereafter................................................          11,713
                                                               -------------
     Total future minimum lease payments....................   $      20,833
                                                               =============

        Total rent expense for all operating leases was $1,650,000, $1,864,000 and $2,112,000 in 1997, 1998 and 1999, respectively.

COMMITMENTS

        At December 31, 1999, the Corporation had formulated capital spending plans of approximately $9.6 million, of which approximately $5.1 million relates to the new manufacturing facility, relating to building improvements and equipment.

LEGAL

      The Corporation is involved in various claims and legal proceedings arising in the ordinary course of business. The Corporation does not believe that such claims or proceedings, individually or in the aggregate, will have a material adverse effect on the Corporation's consolidated financial position or results of operations.

      The Corporation has been identified by the U.S. Environmental Protection Agency ("EPA") as one of several hundred potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to the Ramp Industries, Inc. site in Denver, Colorado. Although the Corporation believes that it sent only a small quantity of waste to this site, liability under CERCLA can exceed a PRP's pro rata share of cleanup costs. The EPA has incurred approximately $5 million to date to remove wastes from this site and expects to incur approximately an additional $1.3 million to remove the remaining wastes. However, the estimated total cleanup costs have not been determined. A joint settlement proposal was developed in October 1997 and submitted to EPA Region VIII representatives, who have agreed to support the proposal to Senior EPA management and the Department of Justice. There can be no assurance at this time that the joint settlement proposal will be accepted by the Department of Justice. The Corporation believes that the outcome of this matter will not have a material adverse effect on the Corporation's financial position or results of operations.

(11) SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

SEGMENT INFORMATION

        During 1998, the Corporation adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information", which changes the way the Corporation reports information about its operating segments.

        The Corporation has two reportable segments: Testing and development services and manufacturing services each of which spans the product cycle from early preclinical development through licensed production. BioReliance provides a broad range of testing and development services. Testing services are the core, mature parts of its business, while development services represent an outgrowth of prior biotesting relationships with clients and regulators. Testing services include assessment of cell banks used to manufacture biologics, validation of purification processes for clearance of adventitious agents such as viruses, and testing of in-process and final products. Development services were expanded in 1995 in response to clients' expressed needs for development of analytical techniques to characterize biologics better in anticipation of new FDA regulations and guidelines published during 1996 that permit the development and manufacturing processes for well-characterized biologics to be streamlined. Manufacturing services currently include both viral production and microbial fermentation production methods.

         In 1999, the Corporation re-aligned its biorepository services from the manufacturing segment to the testing and development segment. The information for 1997 and 1998 has been restated from the prior year's presentation in order to conform with the 1999 presentation.

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

        Summarized financial information concerning the Corporation's reportable segments is shown in the following table (in thousands):

                                   1997           1998           1999
                                 --------       --------       --------
Revenues:
   Testing and Development       $ 42,534       $ 44,396       $ 43,328
   Manufacturing                    5,415          5,621          3,864
                                 --------       --------       --------
         Total                   $ 47,949       $ 50,017       $ 47,192
                                 ========       ========       ========

Gross Profit:
   Testing and Development       $ 17,951       $ 20,279       $ 17,398
   Manufacturing                      546            ---         (1,262)
                                 --------       --------       --------
      Total                      $ 18,497       $ 20,279       $ 16,136
                                 ========       ========       ========

        The following table outlines the Corporation's revenues, gross profit and identifiable assets by geographic region as of or for the years ended December 31 (in thousands):

                            1997          1998          1999
                           -------       -------       -------

Revenues:
   United States           $40,244       $42,291       $40,818
   Europe                    7,705         7,726         6,374
                           -------       -------       -------
      Total                $47,949       $50,017       $47,192
                           =======       =======       =======

Gross Profit:
   United States           $15,903       $17,650       $14,544
   Europe                    2,594         2,629         1,592
                           -------       -------       -------
      Total                $18,497       $20,279       $16,136
                           =======       =======       =======
Identifiable Assets:
   United States           $12,371       $22,063       $34,342
   Europe                    3,230         3,308         2,743
                           -------       -------       -------
      Total                $15,601       $25,371       $37,085
                           =======       =======       =======

SIGNIFICANT CUSTOMERS

      Sales to the U.S. Government represented 8%, 8% and 11% of consolidated revenue in 1997, 1998 and 1999, respectively.

(12) SUPPLEMENTAL CASH FLOW INFORMATION

                                                                YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                           1997         1998         1999
                                                           ----         ----         ----
                                                                  (IN THOUSANDS)
Cash paid during the year for:
  Income tax payments .............................       $  475       $1,317       $   37
  Interest payments ...............................       $  713       $  553       $  604
Noncash investing and financing activities:
  Equipment acquired under capital lease agreements
     (Note 5) .....................................       $  ---       $  240       $  ---
  Land acquired under capital lease agreement .....       $  ---       $  720       $  ---
  Building acquired under capital lease agreement .       $  ---       $6,160       $  373

(13) NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. SFAS 133 is effective for years beginning after June 15, 1999, with earlier adoption permitted. On July 8, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 defers the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Corporation believes that the effect of adoption of SFAS 133 will not be material.

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, which summarizes certain of the SEC staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. The Staff Accounting Bulletin is effective for the year beginning January 1, 2000. The initial adoption of this guidance is not anticipated to have a material impact on the Corporation's results of operations or financial position, however, the guidance may impact the way in which the Corporation will account for future transactions.

                                   SCHEDULE II


                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


              COLUMN A                       COLUMN B                   COLUMN C                 COLUMN D        COLUMN E
--------------------------------------     -------------    ---------------------------------  ------------     -----------
                                                                       ADDITIONS
                                                            ---------------------------------
                                            BALANCE AT      CHARGED TO        CHARGED TO
                                            BEGINNING OF     COSTS AND     OTHER ACCOUNTS      DEDUCTIONS -     BALANCE AT
             DESCRIPTION                       YEAR          EXPENSES        - DESCRIBE          DESCRIBE       END OF YEAR
--------------------------------------     -------------    ----------    -------------------  ------------     -----------
Year Ended December 31, 1997
    Allowance for doubtful accounts          240,000          16,000             ---             14,000(1)         242,000
    Deferred tax valuation allowance         373,000         398,000             ---                ---            771,000
Year Ended December 31, 1998
    Allowance for doubtful accounts          242,000         510,000          84,000(2)             ---            836,000
    Deferred tax valuation allowance         771,000         318,000             ---                ---          1,089,000
Year Ended December 31, 1999
    Allowance for doubtful accounts          836,000       1,123,000             ---            574,000(1)       1,385,000
    Deferred tax valuation allowance       1,089,000         176,000             ---                ---          1,265,000

----------------------------
(1) Amounts are write-offs of uncollectible accounts receivable.
(2) Amounts represent a reclassification of excess intercompany work in process reserves.