Form 10-Q/A
period 1999-03-31
BIORELIANCE CORP
filed 2000-04-27
CIK 1036629

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

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

\

                             BIORELIANCE CORPORATION

                                TABLE OF CONTENTS

                                                                                             PAGE
                                                                                             NUMBER
                                                                                            --------
PART I  FINANCIAL INFORMATION

Item 1  -  Financial Statements:

   Consolidated Balance Sheets as of December 31, 1998 and
   March 31, 1999 ......................................................................        3

   Consolidated Statements of Income for the Three Months

   Ended March 31, 1998 and 1999 .......................................................        4

   Consolidated Statements of Cash Flows for the Three Months
   Ended March 31, 1998 and 1999 .......................................................        5

   Notes to Consolidated Financial Statements ..........................................        6

Item 2  -  Management's Discussion and Analysis of Financial
   Condition and Results of Operations .................................................       10

Item 3  -  Quantitative and Qualitative Disclosures About Market Risks..................       18

SIGNATURES..............................................................................       19

                         PART I -- FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                             BIORELIANCE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                      MARCH 31,
                                                                                 DECEMBER 31,            1999
                                                 ASSETS                              1998             (RESTATED)
                                                                                  (RESTATED)         (UNAUDITED)
                                                                                 ------------        -----------
Current assets:
   Cash and cash equivalents ............................................            $  8,847           $ 13,123
   Marketable securities ................................................              18,250             13,351
   Accounts receivable,  net ............................................              21,741             19,071
   Other current  assets ................................................               2,506              2,083
                                                                                 ------------        -----------
             Total current assets .......................................              51,344             47,628
Property and equipment, net .............................................              25,371             24,757
Intangible assets, net ..................................................                 122                ---
Deposits and other assets ...............................................                 450                923
                                                                                 ------------        -----------
             Total assets ...............................................            $ 77,287           $ 73,308
                                                                                 ============        ===========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt ....................................            $  4,628           $  4,397
   Accounts payable .....................................................               2,685              1,193
   Accrued employee compensation and benefits ...........................               1,955              1,708
   Other accrued liabilities ............................................               1,862              1,682
   Customer advances ....................................................               2,632              2,384
   Deferred income taxes ................................................               1,551              1,551
                                                                                 ------------        -----------
             Total current liabilities ..................................              15,313             12,915
Deferred taxes ..........................................................                  25                 25
Long-term debt ..........................................................               7,914              7,863
                                                                                 ------------        -----------
             Total liabilities ..........................................              23,252             20,803
                                                                                 ------------        -----------

Commitments and contingencies

Stockholders' equity:
     Convertible preferred stock, $.01  par value:  6,900,000 shares
        authorized; no shares issued and outstanding ....................                 ---                ---
     Common stock, $.01 par value:  15,000,000 shares authorized;
       7,821,344 and 7,835,960 shares issued and outstanding ............                  78                 78
     Additional paid-in  capital ........................................              52,586             52,620
     Retained earnings ..................................................               1,661                534
     Accumulated other comprehensive income .............................                (290)              (727)
                                                                                 ------------        -----------
                 Total stockholders' equity .............................              54,035             52,505
                                                                                 ------------        -----------
                 Total liabilities and stockholders' equity .............            $ 77,287           $ 73,308
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

                               BIORELIANCE CORPORATION

                          CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                         ---------------------------------
                                                                               1998
                                                                            (RESTATED)             1999
                                                                           ------------        -----------
Revenue..............................................................       $ 12,089            $ 10,316
                                                                            ---------           ---------
Expenses:
       Cost of sales ................................................          7,146               7,590
       Selling, general and administrative ..........................          2,894               4,085
       Research and development .....................................            386                 355
                                                                            ---------           ---------
                                                                              10,426              12,030
                                                                            ---------           ---------
Income (loss) from operations .......................................          1,663              (1,714)
                                                                            ---------           ---------
Other (income) expense:
       Interest income ..............................................           (486)               (461)

       Interest expense .............................................            159                 193

       Other (income) expense .......................................            132                  47
                                                                            ---------           ---------

                                                                                (195)               (221)
                                                                            ---------           ---------
Income (loss) before income taxes ...................................          1,858              (1,493)

Income tax provision (benefit) ......................................            779                (366)
                                                                            ---------           ---------
Net income (loss) ...................................................          1,079            $ (1,127)

Net income (loss) per share:

       Basic.........................................................       $   0.14            $  (0.14)
                                                                            =========           =========

       Diluted.......................................................       $   0.13            $  (0.14)
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

                            BIORELIANCE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                         -------------------------
                                                                            1998
                                                                         (RESTATED)         1999
                                                                         ----------      ---------
Cash flows from operating activities:
  Net income (loss) ..............................................       $  1,079        $ (1,127)
                                                                         ---------       ----------
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
      Depreciation ...............................................            703           1,205
      Amortization expense .......................................             53              68
      Amortization of bond premiums and discounts ................            (79)           (153)
      Deferred income taxes, net .................................            760             ---
      Changes in current assets and liabilities:
        Accounts receivable, net .................................           (519)          2,817
        Other current assets .....................................         (2,126)            372
        Accounts payable .........................................           (746)         (1,581)
        Accrued employee compensation and benefits ...............           (699)           (245)
        Other accrued liabilities ................................           (228)           (145)
        Customer advances ........................................            289            (206)
      Deposits and other assets ..................................            ---            (473)
                                                                         ---------       ----------
          Net cash provided by (used in) operating activities.....         (1,513)            532
                                                                         ---------       ----------
Cash flows from investing activities:
    Purchases of marketable securities ...........................        (11,500)         (2,448)
    Proceeds from the maturities of marketable securities ........         14,500           7,500
    Purchases of property and equipment ..........................           (577)           (556)
                                                                         ---------       ----------
          Net cash provided by investing activities ..............          2,423           4,496
                                                                         ---------       ----------
Cash flows from financing activities:
     Proceeds from exercise of stock options .....................            154              34
     Payments on debt ............................................           (180)           (180)
     Payments on capital lease obligations .......................           (199)           (229)
     Repurchase and cancellation of treasury stock ...............           (122)            ---
                                                                         ---------       ----------
          Net cash used in financing activities ..................           (347)           (375)
                                                                         ---------       ----------
Effect of exchange rate changes on cash and cash equivalents .....             10            (377)
                                                                         ---------       ----------
Net increase in cash and cash equivalents ........................            573           4,276
Cash and cash equivalents, beginning of period ...................          6,227           8,847
                                                                         ---------       ----------
Cash and cash equivalents, end of period .........................       $  6,800        $ 13,123
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

 (3)  PRIOR PERIOD ADJUSTMENTS

     During the fourth quarter of 1999, the Corporation identified approximately $342,000 in various credits in the accounts receivable subsidiary ledgers that should have been recorded as revenue over the three-year period 1996-1998. The financial statements and related notes reflect all such restatements. A summary of the impact of the restatements for the three months ended March 31, 1998 and 1999 follows (in thousands except per share amounts):

            Results of Operations
            ----------------------
                                           THREE MONTHS ENDED
                                             MARCH 31, 1998
                                             --------------
                                           PREVIOUSLY      AS
                                            REPORTED     RESTATED
                                            --------     --------
Revenues ..............................     $11,971     $12,089
Income from operations ................       1,545       1,663
Income before income taxes ............       1,740       1,858
Income tax provision ..................         734         779
Net income ............................       1,006       1,079
Net income per share:
  Basic ...............................       $0.13       $0.14
  Diluted..............................        0.12        0.13

The restatements did not impact the results of operations for the three months ended March 31, 1999.

            Financial Position
            ------------------
                                              DECEMBER 31, 1998     MARCH 31, 1999
                                              -----------------     --------------
                                           PREVIOUSLY    AS       PREVIOUSLY    AS
                                            REPORTED   RESTATED    REPORTED   RESTATED
                                            --------   --------    --------   --------
Accounts receivable, net .......             $21,399    $21,741   $18,729      $ 19,071
Total current assets ...........              51,002     51,344    47,286        47,628
Total assets ...................              76,945     77,287    72,986        73,308
Other accrued liabilities ......               1,732      1,862     1,552         1,682
Total current liabilities ......              15,183     15,313    12,785        12,915
Total liabilities ..............              23,122     23,252    20,673        20,803
Retained earnings ..............               1,449      1,661       322           534
Total stockholders' equity .....              53,823     54,035    52,293        52,505

 (4)  NET INCOME (LOSS) PER SHARE

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

     The following table represents reconciliations between the weighted average common stock outstanding used in basic EPS and the weighted average common and common equivalent shares outstanding used in diluted EPS for each of the periods presented:

                                                           THREE MONTHS
                                                         ENDED MARCH 31,
                                                          1998     1999
                                                          ----     ----
                                                          (IN THOUSANDS)
                      Weighted average common stock
                      outstanding.......................   7,732   7,832
                      Stock  options, as if converted...     617     ---
                                                          ------   -----
                      Weighted average common and
                      common equivalent shares
                      outstanding.......................   8,349   7,832
                                                         =======   =====

(5)  SEGMENT INFORMATION

     Summarized financial information concerning the Corporation's reportable segments, for the three months ended March 31, is shown in the following table:

                                                            THREE MONTHS
                                                           ENDED MARCH 31,
                                                           (IN THOUSANDS)
                                                           1998       1999
                                                         (RESTATED)   ----
                                                         ----------
                          Revenues:
                             Testing and Development     $10,608    $  8,937
                             Manufacturing                 1,481       1,379
                                                        --------    --------
                                   Total                $ 12,089    $ 10,316
                                                        ========    ========

                          Gross Profit:
                             Testing and Development    $  4,828    $  2,699
                             Manufacturing                   115          27
                                                        --------    --------
                                Total                   $  4,943    $  2,726
                                                        ========    ========

     The following table outlines the Corporation's revenues and gross profit by geographic region for the three months ended March 31:

                                                       THREE MONTHS
                                                      ENDED MARCH 31,
                                                      (IN THOUSANDS)
                                                      1998       1999
                                                    (RESTATED)   ----
                                                    ----------

                          Revenues:
                             United States          $ 10,233   $ 8,519
                             Europe                    1,856     1,797
                                                    --------   -------
                                Total               $ 12,089   $10,316
                                                    ========   =======

                          Gross Profit:
                             United States          $  4,192   $ 2,370
                             Europe                      751       356
                                                    --------   -------
                                Total               $  4,943   $ 2,726
                                                    ========   =======

 (6)     NEW ACCOUNTING PRONOUNCEMENTS

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1998

        Revenue was $10.3 million in the three months ended March 31, 1999, a decrease of 14.9% over revenue of $12.1 million in the three months ended March 31, 1998. The decrease was attributable to a decrease in the revenue in the testing and development segment. Testing and development services generated revenue of $8.9 million in the three months ended March 31, 1999, a decrease of 16.0% from revenue of $10.6 million in the three months ended March 31, 1998. Manufacturing services generated revenue of $1.4 million for the three months ended March 31, 1999, a decrease of 6.7% from revenue of $1.5 million for the three months ended March 31, 1998. The decrease in testing and development revenue can be attributed to lower than expected orders. Additionally, in the development area, a number of projects were delayed by the customer or the scope of the planned projects was diminished by the customer. The increase in manufacturing services can be attributed to an increase in U.S. manufacturing revenue and revenue generated in Germany. The increase in German manufacturing revenue can be attributed to additional revenues from a new contract in 1999. Testing and development services and manufacturing services accounted for 86.6% and 13.4%, respectively, of the Corporation's revenue for the three months ended March 31, 1999, and 87.6% and 12.4%, respectively, of the Corporation's revenue for the three months ended March 31, 1998. Revenue generated in Europe decreased from $1.9 million for the three months ended March 31, 1998, to $1.8 million for the three months ended March 31, 1999, a 5.3% decrease.

        Cost of sales was $7.6 million for the three months ended March 31, 1999, an increase of 7.0% over cost of sales of $7.1 million in the three months ended March 31, 1998. As a percentage of total revenue, cost of sales increased to 73.8% for the three months ended March 31, 1999 from 58.7% for the three months ended March 31, 1998. The increase was primarily due to increases in cost of sales related to the testing and development segment. The increase in cost of sales relates to increased direct expenses such as labor and materials and an increase in facilities costs. Gross profit for testing and development services was $2.7 million for the three months ended March 31, 1999, a decrease over gross profit of $4.8 million for the three months ended March 31, 1998. The decrease in gross profit can be primarily attributed to a decrease in revenues for testing and development combined with an increase in cost of sales. Gross profit for manufacturing services decreased to $27,000 for the three months ended March 31, 1999, from $0.1 million for the three months ended March 31, 1998. Gross profit for Europe decreased from $0.8 million for the three months ended March 31, 1998 to $0.4 million for the three months ended March 31, 1999, a decrease of 50%. The decrease in gross profit can be primarily attributed to the combination of a decrease in revenues and an increase in cost of sales.

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

        Research and development expense remained constant at $0.4 million for the three months ended March 31, 1999 and March 31, 1998. These expenses represent the investment of internal resources to develop new methods and tests to support the Corporation's services.

        The Corporation reported a loss from operations of $1.7 million for the three months ended March 31, 1999, as compared to income from operations of $1.7 million for the three months ended March 31, 1998. The change can be attributed to decreases in revenue and increases in operating expenses.

        The Corporation earned net interest and other income of $0.2 million for the three months ended March 31, 1999 and 1998. Interest income remained constant at $0.5 million for the three months ended March 31, 1999 and 1998. Interest expense remained constant at $0.2 million for the three months ended March 31, 1999 and 1998.

        The benefit from income taxes was $366,000 for the three months ended March 31, 1999, compared to a provision for income taxes of $779,000 for the three months ended March 31, 1998. The effective tax rate was 25% for the three months ended March 31, 1999 and 42% for the three months ended March 31, 1998. The benefit is the result of the loss before income taxes recorded for the three months ended March 31, 1999.

        The Corporation reported a net loss of $1.1 million for the three months ended March 31, 1999, as compared to net income of $1.1 million for the three months ended March 31, 1998. The loss can be attributed to decreased revenues and increased operating expenses, which were slightly offset by an income tax benefit for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

        The Corporation has funded its business through existing cash, cash flows from operations, long-term bank loans and capital leases. At March 31, 1999, the Corporation had cash, cash equivalents and marketable securities of $26.5 million, compared to cash, cash equivalents and marketable securities of $27.1 million at December 31, 1998.

        The Corporation generated cash flows from operations of $0.5 million for the three months ended March 31, 1999, compared to using net cash from operations of $(1.5) million in the three months ended March 31, 1998. Net income (loss), as adjusted for depreciation and amortization, and deferred income taxes, used $7,000 and provided $2.5 million of cash for the three months ended March 31, 1999 and 1998, respectively. This decrease in adjusted net income (loss) was due primarily to the Corporation's net loss for the three months ended March 31, 1999. Changes in other assets and liabilities provided cash of $0.5 million for the three months ended March 31, 1999 primarily due to a $2.8 million decrease in net accounts receivable partially offset by a decrease in accounts payable of $1.6 million, while other assets and liabilities used cash of $0.7 million. Changes in other assets and liabilities used cash of $4.0 million for the three months ended March 31, 1998 primarily due to increases in other current assets, decreases in accounts payable, and decreases in accrued compensation and benefits.

        Working capital decreased to $34.7 million at March 31, 1999, compared to $36.0 million at December 31, 1998. The net decrease in working capital primarily was due to a decrease in current assets, resulting primarily from a decrease in net accounts receivable. This decrease in current assets was partially offset by a decrease in current liabilities, resulting primarily from payment of accounts payable and other accrued liabilities.

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

        Since the revenues and expenses of the Corporation's international operations generally are denominated in local currencies, exchange rate fluctuations between such local currencies and the United States dollar will subject the Corporation to currency translation risk with respect to the reported results of its international operations as well as to risks sometimes associated with international operations. The Corporation derived 17.5% of its revenue for the three months ended March 31, 1999 and 15.7% of its revenue for the three months ended March 31, 1998 from services performed outside of the United States. In addition, the Corporation may be subject to currency risk when the Corporation's service contracts are denominated in a currency other than the currency in which the Corporation incurs expenses related to such contracts.

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

FOREIGN CURRENCY EXCHANGE RISK

        The Corporation's international operations are subject to foreign exchange rate fluctuations. The Corporation derived 17.5% and 15.7% of its revenue for the three months ended March 31, 1999 and 1998, respectively, from services performed in the United Kingdom and Germany. Since the revenue and expenses of the Corporation's international operations generally are denominated in local currencies, exchange rate fluctuations between such local currencies and the United States dollar will subject the Corporation to currency translation risk with respect to the reported results of its foreign operations as well as to risks sometimes associated with international operations. In addition, the Corporation may be subject to currency risk when the Corporation's service contracts are denominated in a currency other than the currency in which the Corporation incurs expenses related to such contracts. The United Kingdom and Germany have traditionally had relatively stable currencies. The Corporation currently does not hedge its foreign currency exposure. Management does not believe that the Corporation's exposure to foreign currency rate fluctuations is material.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   April 26, 2000

                                       BioReliance Corporation
                                            (Registrant)

                                       By /s/ Capers W. McDonald
                                         -------------------------------
                                       Capers W. McDonald
                                       President, Chief Executive Officer and
                                       Acting Chief Financial Officer