Form 10-Q/A
period 1999-06-30
BIORELIANCE CORP
filed 2000-04-27
CIK 1036629

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549

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

YES    X       NO
     -----         ------

As of July 31, 1999, 7,928,213 shares of registrant's Common Stock, par value $.01 per share, were outstanding.

================================================================================

                             BIORELIANCE CORPORATION

                                TABLE OF CONTENTS

                                                                                                                  PAGE
                                                                                                                 NUMBER
                                                                                                                 ------
PART I         FINANCIAL INFORMATION

                    Item 1  -  Financial Statements:

                           Consolidated Balance Sheets as of December 31, 1998 and
                           June 30, 1999.............................................................              3

                           Consolidated Statements of Income for the Three Months and
                           Six Months Ended June 30, 1998 and 1999...................................              4

                           Consolidated Statements of Cash Flows for the Six Months
                           Ended June 30, 1998 and 1999..............................................              5

                           Notes to Consolidated Financial Statements................................              6

                    Item 2  -  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations.......................................             10

                    Item 3  -  Quantitative and Qualitative Disclosures About Market Risks...                     20

SIGNATURES...........................................................................................             22

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             BIORELIANCE CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                                                   JUNE 30,
                                                                                               DECEMBER 31,         1999
                                                                                                  1998            (RESTATED)
                                                                                               (RESTATED)        (UNAUDITED)
                                                                                               ----------        -----------
                                                             ASSETS
  Current assets:
       Cash and cash equivalents......................................................     $      8,847         $    12,626
       Marketable securities..........................................................           18,250               9,911
       Accounts receivable, net.......................................................           21,741              20,897
       Other current assets...........................................................            2,506               1,884
                                                                                           -------------        ------------
                        Total current assets..........................................           51,344              45,318
  Property and equipment, net.........................................................           25,371              28,069
  Deposits and other assets...........................................................              572                 990
                                                                                           -------------        ------------
                        Total assets..................................................     $     77,287         $    74,377
                                                                                           =============        ============
                                            LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:

       Current portion of long-term debt..............................................     $      4,628         $     4,007
       Accounts payable...............................................................            2,685               3,044
       Accrued employee compensation and benefits.....................................            1,955               1,998
       Other accrued liabilities......................................................            1,862               1,867
       Customer advances..............................................................            2,632               1,764
       Deferred income taxes..........................................................            1,551                   0
                                                                                           -------------        ------------
                        Total current liabilities.....................................           15,313              12,680
  Deferred taxes......................................................................               25               1,790
  Long-term debt......................................................................            7,914               7,891
                                                                                           -------------        ------------
                        Total liabilities.............................................           23,252              22,361
                                                                                           -------------        ------------
  Commitments and contingencies

  Stockholders' equity:
       Convertible preferred stock, $.01  par value:  6,900,000 shares
          authorized; no shares issued and outstanding................................              ---                 ---
       Common stock, $.01 par value:  15,000,000 shares authorized;
         7,821,344 and 7,911,469 shares issued and outstanding........................               78                  79
       Additional paid-in   capital...................................................           52,586              52,736
       Retained earnings..............................................................            1,661                 187
       Accumulated other comprehensive income.........................................             (290)               (986)
                                                                                           -------------        ------------
                        Total stockholders' equity....................................           54,035              52,016
                                                                                           -------------        ------------
                        Total liabilities and stockholders' equity.....................    $     77,287         $    74,377
                                                                                           =============        ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            BIORELIANCE CORPORATION


                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                     JUNE 30,                        JUNE 30,
                                                             ------------------------      ----------------------------
                                                                  1998         1999             1998           1999
                                                               (RESTATED)                    (RESTATED)
                                                             ------------  ----------      -------------  -------------
 Revenue...............................................      $  12,731      $  11,816       $   24,820     $    22,132
                                                             ----------    -----------      -----------    ------------

 Expenses:
         Cost of sales.................................          6,611          7,585           13,757          15,175
         Selling, general and administrative...........          3,810          4,336            6,704           8,421
         Research and development......................            347            310              733             665
                                                             ----------    -----------      -----------    ------------
                                                                10,768         12,231           21,194          24,261
                                                             ----------    -----------      -----------    ------------
 Income (loss) from operations.........................          1,963           (415)           3,626          (2,129)
                                                             ----------    -----------      -----------    ------------
 Other (income) expense:
         Interest income...............................           (434)          (325)            (920)           (786)
         Interest expense..............................             73            191              232             384
         Other (income) expense........................            139            196              271             243
                                                             ----------    -----------      -----------    ------------
                                                                 (222)             62             (417)           (159)
                                                             ----------    -----------      -----------    ------------
 Income (loss) before income taxes.....................          2,185           (477)           4,043          (1,970)
 Income tax provision (benefit)........................            834           (130)           1,613            (496)
                                                             ----------    -----------      -----------    ------------
 Net income (loss).....................................      $   1,351      $    (347)      $    2,430     $    (1,474)
                                                             ----------    -----------      -----------    ------------
 Net income (loss) per share:

         Basic.........................................      $    0.17      $   (0.04)      $     0.31     $     (0.19)
                                                             ==========    ===========      ===========    ============
         Diluted.......................................      $    0.16      $   (0.04)      $     0.29     $     (0.19)
                                                             ==========    ===========      ===========    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            BIORELIANCE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                   SIX MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                            ------------------------------
                                                                                                   1998
                                                                                                (RESTATED)          1999
Cash flows from operating activities:                                                           ----------        --------
  Net income (loss).....................................................................    $     2,430        $   (1,474)
                                                                                            ------------       ------------
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
      Depreciation......................................................................          1,546              2,160
      Amortization expense..............................................................            118                127
      Amortization of bond premiums and discounts.......................................            (96)              (290)
      Loss on disposal..................................................................             20                  2
      Deferred income taxes, net........................................................            ---                214
      Changes in current assets and liabilities:
          Accounts receivable, net......................................................         (4,041)             1,013
          Other current assets..........................................................           (438)               551
          Accounts payable..............................................................           (679)               468
          Accrued employee compensation and benefits....................................           (788)                49
          Other accrued liabilities.....................................................            776               (129)
          Customer advances.............................................................            438               (785)
      Increase in deposits and other assets.............................................            (96)              (616)
                                                                                            ------------       ------------
               Net cash provided by (used in) operating activities......................           (810)             1,290
                                                                                            ------------       ------------

Cash flows from investing activities:
    Purchases of marketable securities..................................................        (21,997)            (5,871)
    Proceeds from the maturities of marketable securities...............................         23,150             14,500
    Purchases of property and equipment.................................................         (1,492)            (4,824)
                                                                                            ------------       ------------
               Net cash provided by (used in) investing activities......................           (339)             3,805
                                                                                            ------------       ------------

Cash flows from financing activities:
     Proceeds from exercise of stock options............................................            249                151
     Payments on debt...................................................................           (400)              (329)
     Payments on capital lease obligations..............................................           (341)              (474)
     Repurchase and cancellation of treasury stock......................................           (139)               ---
                                                                                            ------------       ------------
               Net cash used in financing activities....................................           (631)              (652)
                                                                                            ------------       ------------
Effect of exchange rate changes on cash and cash equivalents............................             51               (664)
                                                                                            ------------       ------------
Net increase (decrease) in cash and cash equivalents....................................         (1,729)             3,779
Cash and cash equivalents, beginning of period..........................................          6,227              8,847
                                                                                            ------------       ------------
Cash and cash equivalents, end of period................................................    $     4,498        $    12,626
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

  (3)   PRIOR PERIOD ADJUSTMENTS

        During the fourth quarter of 1999, the Corporation identified approximately $342,000 in various credits in the accounts receivable subsidiary ledgers that should have been recorded as revenue over the three-year period 1996-1998. The financial statements and related notes reflect all such restatements. A summary of the impact of the restatements for the three months and six months ended June 30, 1998 and 1999 follows (in thousands except per share amounts):

       Results of Operations
       ---------------------
                                                       THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                         JUNE 30, 1998                               JUNE 30, 1998
                                                         -------------                               -------------
                                                PREVIOUSLY                AS                PREVIOUSLY               AS
                                                 REPORTED              RESTATED              REPORTED             RESTATED
                                                 --------              --------              --------             --------
       Revenues..........................          $12,677               $12,731               $24,648              $24,820
       Income from operations............            1,909                 1,963                 3,454                3,626
       Income before income taxes........            2,131                 2,185                 3,871                4,043
       Income tax provision..............              813                   834                 1,547                1,613
       Net income........................            1,318                 1,351                 2,324                2,430
       Net income per share:
          Basic..........................            $0.17                 $0.17                 $0.30                $0.31
          Diluted........................             0.16                  0.16                  0.28                 0.29

The restatements did not impact the results of operations for the three months and six months ended June 30, 1999.

        Financial Position
        ------------------
                                                    DECEMBER 31, 1998                      JUNE 30, 1999
                                                    -----------------                      -------------
                                             PREVIOUSLY                AS         PREVIOUSLY               AS
                                              REPORTED              RESTATED       REPORTED             RESTATED
                                              --------              --------       --------             --------
        Accounts receivable, net.........      $21,399               $21,741        $20,555              $20,897
        Total current assets.............       51,002                51,344         44,976               45,318
        Total assets.....................       76,945                77,287         74,035               74,377
        Other accrued liabilities........        1,732                 1,862          1,737                1,867
        Total current liabilities........       15,183                15,313         12,550               12,680
        Total liabilities................       23,122                23,252         22,231               22,361
        Retained earnings (deficit)......        1,449                 1,661           (25)                  187
        Total stockholders' equity.......       53,823                54,035         51,804               52,016

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

        The following table represents reconciliations between the weighted average common stock outstanding used in basic EPS and the weighted average common and common equivalent shares outstanding used in diluted EPS for each of the periods presented:

                                                                   THREE MONTHS                    SIX MONTHS
                                                                  ENDED JUNE 30,                  ENDED JUNE 30,
                                                              1998              1999           1998            1999
                                                              ----              ----           ----            ----
                                                                                  (IN THOUSANDS)
     Weighted average common stock outstanding..........   7,799             7,858          7,766           7,846
     Stock  options, as if converted....................      452              ---            570             ---
                                                           ------           ------         ------          ------
     Weighted average common and common
     equivalent shares outstanding......................    8,251            7,858          8,336           7,846
                                                          =======           ======        =======          ======

(5)     SEGMENT INFORMATION

        Summarized financial information concerning the Corporation's reportable segments, for the three months and six months ended June 30, is shown in the following table:

                                         THREE MONTHS                    SIX MONTHS
                                        ENDED JUNE 30,                 ENDED JUNE 30,
                                   1998             1999           1998             1999
                                                    ----                            ----
                                 (RESTATED)                     (RESTATED)
                                 ----------                     ----------
                                                      (IN THOUSANDS)
Revenues:
   Testing and Development       $ 11,451        $ 11,213        $ 22,059        $ 20,151
   Manufacturing .........          1,280             603           2,761           1,981
                                 --------        --------        --------        --------
         Total ...........       $ 12,731        $ 11,816        $ 24,820        $ 22,132
                                 ========        ========        ========        ========
Gross Profit:
   Testing and Development       $  6,338        $  4,896        $ 11,167        $  7,684
   Manufacturing .........           (218)           (665)           (104)           (727)
                                 --------        --------        --------        --------
      Total ..............       $  6,120        $  4,231        $ 11,063        $  6,957
                                 ========        ========        ========        ========

        The following table outlines the Corporation's revenues and gross profit by geographic region for the three months and six months ended June 30:

                             THREE MONTHS               SIX MONTHS
                             ENDED JUNE 30,            ENDED JUNE 30,
                          1998          1999         1998          1999
                                        ----                       ----
                        (RESTATED)                  (RESTATED)
                        ----------                  ----------
                                        (IN THOUSANDS)
 Revenues:
    United States       $11,126       $10,026       $21,359       $18,544
    Europe ......         1,605         1,790         3,461         3,588
                        -------       -------       -------       -------
       Total ....       $12,731       $11,816       $24,820       $22,132
                        =======       =======       =======       =======

 Gross Profit:

    United States       $ 5,732       $ 3,573       $ 9,925       $ 5,944
    Europe ......           388           658         1,138         1,013
                        -------       -------       -------       -------
       Total ....       $ 6,120       $ 4,231       $11,063       $ 6,957
                        =======       =======       =======       =======

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

(8)     SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

        Revenue was $11.8 million in the three months ended June 30, 1999, a decrease of 7.1% from revenue of $12.7 million in the three months ended June 30, 1998. The decrease was attributable to a decrease in both the U.S. testing and development and manufacturing segments. Testing and development services generated revenue of $11.2 million for the three months ended June 30, 1999, a decrease of 1.8% from revenue of $11.4 million for the three months ended June 30, 1998. Manufacturing services generated revenue of $0.6 million for the three months ended June 30, 1999 and $1.3 million for the three months ended June 30, 1998. The decrease in testing and development revenue can be attributed to lower than expected orders primarily in the U.S. In addition, in the development area, a number of projects were delayed or diminished in scope by some customers. The testing and development revenue decrease in the U.S. was partially offset by an increase in European testing and development revenue, as evidenced by increased viral clearance revenues in both Germany and the U.K. In the manufacturing segment, revenue decreased for both the U.S. and Europe. European manufacturing revenues were adversely affected by client delays for planned projects and delays in obtaining new manufacturing contracts in Germany in the second quarter. Testing and development services and manufacturing services accounted for 94.8% and 5.2%, respectively, of the Corporation's revenue for the three months ended June 30, 1999 and 90.0% and 10.0%, respectively, of the Corporation's revenue for the three months ended June 30, 1998. Revenue generated in Europe increased from $1.6 million for the three months ended June 30, 1998 to $1.8 million for the three months ended June 30, 1999, a 12.5% increase.

        Cost of sales was $7.6 million for the three months ended June 30, 1999, an increase of 15.1% over cost of sales of $6.6 million in the three months ended June 30, 1998. As a percentage of total revenue, cost of sales increased to 64.1% for the three months ended June 30, 1999 from 52.1% for the three months ended June 30, 1998. The increase was primarily due to increased cost of sales in the U.S. related to increased direct expenses such as materials and labor and related fringe benefits. Gross profit for testing and development services was $4.9 million for the three months ended June 30, 1999, a decrease from gross profit of $6.3 million for the three months ended June 30, 1998. The decrease in gross profit can be primarily attributed to a decrease in revenues for testing and development combined with an increase in cost of sales. Gross profit for manufacturing reflected a loss of $0.7 million for the three months ended June 30, 1999, while manufacturing services generated a loss of $0.2 million for the three months ended June 30, 1998. Gross profit for Europe increased from $0.4 million for the three months ended June 30, 1998 to $0.7 million for the three months ended June 30, 1999, an increase of 75%.

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

        Research and development expense remained constant at $0.3 million for the three months ended June 30, 1999 and June 30, 1998. These expenses represent the investment of internal resources to develop new methods and tests to support the Corporation's services.

        The Corporation reported a loss from operations of $0.4 million for the three months ended June 30, 1999, as compared to income from operations of $2.0 million for the three months ended June 30, 1998. The change can be attributed to decreases in revenue and an increase in cost of sales and operating expenses.

        The Corporation expensed net interest and other income of $62,000 for the three months ended June 30, 1999, a decrease of 130.0% compared to net interest and other income of $0.2 million in the three months ended June 30, 1998. Interest income was $0.3 million for the three months ended June 30, 1999 and $0.4 million for the three months ended June 30, 1998. Interest expense was $0.2 million for the three months ended June 30, 1999 and $0.1 million for the three months ended June 30, 1998.

        The benefit from income taxes was $130,000 for the three months ended June 30, 1999, compared to a provision for income taxes of $834,000 for the three months ended June 30, 1998. The effective tax rate was 27.2% for the three months ended June 30, 1999 and 38.2% for the three months ended June 30, 1998. The benefit is the result of the loss before income taxes recorded for the three months ended June 30, 1999.

        The Corporation reported a net loss of $0.3 million for the three months ended June 30, 1999, as compared to net income of $1.4 million for the three months ended June 30, 1998. The loss can be attributed to decreased revenues and increased cost of sales and operating expenses, slightly offset by an income tax benefit, for the three months ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

        Revenue was $22.1 million in the six months ended June 30, 1999, a decrease of 10.9% from revenue of $24.8 million in the six months ended June 30, 1998. The decrease was attributable to both U.S. segments, testing and development and manufacturing. Testing and development services generated revenue of $20.1 million for the six months ended June 30, 1999, a decrease of 8.6% from revenue of $22.0 million for the six months ended June 30, 1998. Manufacturing services generated revenue of $2.0 million for the six months ended June 30, 1999 and $2.8 million for the six months ended June 30, 1998. The decrease can be attributed to lower than expected orders in the U.S. Additionally, in the development area, a number of projects were delayed or the scope of planned projects was diminished by some customers. In manufacturing services, increases in revenue generated by Germany and the U.K. partially offset the decrease in the U.S. revenues. The increase in manufacturing in Europe is primarily attributable to additional revenues from a new contract in 1999. Testing and development services and manufacturing services accounted for 91.0% and 9.0%, respectively, of the Corporation's revenue for the six months ended June 30, 1999 and 88.7% and 11.3%, respectively, of the Corporation's revenue for the six months ended June 30, 1998. Revenue generated in Europe increased from $3.5 million for the six months ended June 30, 1998 to $3.6 million for the six months ended June 30, 1999, a 2.8% increase.

        Cost of sales was $15.2 million for the six months ended June 30, 1999, an increase of 10.1% over cost of sales of $13.8 million for the six months ended June 30, 1998. As a percentage of total revenue, cost of sales increased to 68.5% for the six months ended June 30, 1999 from 55.6% for the six months ended June 30, 1998. The increase in cost of sales, primarily in the testing and development segment relates to increased direct expenses such as materials and labor and related fringe benefits. Gross profit for testing and development services was $7.7 million for the six months ended June 30, 1999, a decrease from a gross profit of $11.2 million for the six months ended June 30, 1998. Gross profit for manufacturing services generated a loss of $.7 million for the six months ended June 30, 1999, while manufacturing services generated a loss of $0.1 million for the six months ended June 30, 1998. Gross profit for Europe decreased from $1.1 million for the six months ended June 30, 1998 to $1.0 million for the six months ended June 30, 1999, a decrease of 9.1%. The decrease in gross profit is a result of the combination of a decrease in revenues and an increase in cost of sales.

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

        Research and development expense remained constant at $0.7 million for the six months ended June 30, 1999 and June 30, 1998. These expenses represent the investment of internal resources to develop new methods and tests to support the Corporation's services.

        The Corporation reported a loss from operations of $2.1 million for the six months ended June 30, 1999, as compared to income from operations of $3.6 million for the six months ended June 30, 1998. The change can be attributed to decreases in revenue and increases in operating expenses.

        The Corporation earned net interest and other income of $0.2 million for the six months ended June 30, 1999 and $0.4 million for the six months ended June 30, 1998. Interest income was $0.8 million for the six months ended June 30, 1999 and $0.9 million for the six months ended June 30, 1998. Interest expense was $0.4 million for the six months ended June 30, 1999 and $0.2 million for the six months ended June 30, 1998.

        The benefit from income taxes was $496,000 for the six months ended June 30, 1999, compared to a provision for income taxes of $1,613,000 for the six months ended June 30, 1998. The effective tax rate was 25.1% for the six months ended June 30, 1999 and 39.9% for the six months ended June 30, 1998. The benefit is the result of the loss before income taxes recorded for the six months ended June 30, 1999.

        The Corporation reported a net loss of $1.5 million for the six months ended June 30, 1999, as compared to net income of $2.4 million for the six months ended June 30, 1998. The loss can be attributed to decreased revenues and increased operating expenses, which were slightly offset by an income tax benefit for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

        The Corporation has funded its business through existing cash, cash flows from operations, long-term bank loans and capital leases. At June 30, 1999, the Corporation had cash, cash equivalents and marketable securities of $22.5 million, compared to cash, cash equivalents and marketable securities of $27.1 million at December 31, 1998.

        The Corporation generated cash flows from operations of $1.3 million for the six months ended June 30, 1999, compared to using net cash from operations of $0.8 million in the six months ended June 30, 1998. Net income (loss), as adjusted for depreciation and amortization, and deferred income taxes, provided $0.7 million and $3.9 million of cash for the six months ended June 30, 1999 and 1998, respectively. This decrease in adjusted net income (loss) was due primarily to the Corporation's net loss for the six months ended June 30, 1999. Changes in other assets and liabilities provided cash of $0.6 million for the six months ended June 30, 1999 primarily due to decreases in accounts receivable and other current assets and increases in accounts payable, offset by decreases in customer advances and increases in deposits and other assets. Changes in other assets and liabilities used cash of $4.8 million for the six months ended June 30, 1998 primarily due to an increase in accounts receivable and other current assets and decreases in accounts payable offset by an increase in customer advances.

        Working capital decreased to $32.6 million at June 30, 1999, compared to $36.0 million at December 31, 1998. The net decrease in working capital primarily was due to a decrease in cash and cash equivalents and marketable securities and decreases in accounts receivable and other current assets. This decrease in current assets was partially offset by a decrease in current liabilities, resulting primarily from a decrease in the current portion of the deferred income tax liability and repayments on debt obligations.

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

        Since the revenues and expenses of the Corporation's international operations generally are denominated in local currencies, exchange rate fluctuations between such local currencies and the United States dollar will subject the Corporation to currency translation risk with respect to the reported results of its international operations as well as to risks sometimes associated with international operations. The Corporation derived 15.2% of its revenue for the three months ended June 30, 1999 and 12.6% of its revenue for the three months ended June 30, 1998 from services performed outside of the United States. The Corporation derived 16.2% of its revenue for the six months ended June 30, 1999 and 14.1% of its revenue for the six months ended June 30, 1998 from services performed outside of the United States. In addition, the Corporation may be subject to currency risk when the Corporation's service contracts are denominated in a currency other than the currency in which the Corporation incurs expenses related to such contracts.

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

        The Corporation's historical costs for remediation are not material and the Corporation does not anticipate that its future remediation costs will be material. Starting in 1997, the Corporation began implementation of an enterprise information system that is year 2000 compliant. The Corporation does expect to have to replace certain application software to be year 2000 compliant. Estimates of these costs are preliminary, but could be as much as $.5 million, of which approximately $0.2 million has been expended to date. The Corporation has not delayed any material projects as a result of the year 2000 issue.

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

        Additionally, the Corporation is exposed to risk from changes in interest rates as a result of its borrowing activities. At June 30, 1999, the Corporation had total debt of $11.9 million. The Corporation's debt consists of a mortgage loan with approximately $2.7 million outstanding; a promissory note with approximately $0.7 million outstanding and capital lease obligations of approximately $8.5 million outstanding. The Corporation's exposure to losses is partially managed through an interest rate swap agreement related to the mortgage loan.

FOREIGN CURRENCY EXCHANGE RISK

        The Corporation's international operations are subject to foreign exchange rate fluctuations. The Corporation derived 15.2% and 12.6% of its revenue for the three months ended June 30, 1999 and 1998, respectively, from services performed in the United Kingdom and Germany. The Corporation derived 16.2% and 14.1% of its revenue for the six months ended June 30, 1999 and 1998, respectively, from services performed in the United Kingdom and Germany. Since the revenue and expenses of the Corporation's international operations generally are denominated in local currencies, exchange rate fluctuations between such local currencies and the United States dollar will subject the Corporation to currency translation risk with respect to the reported results of its foreign operations as well as to risks sometimes associated with international operations. In addition, the Corporation may be subject to currency risk when the Corporation's service contracts are denominated in a currency other than the currency in which the Corporation incurs expenses related to such contracts. The United Kingdom and Germany have traditionally had relatively stable currencies. The Corporation currently does not hedge its foreign currency exposure. Management does not believe that the Corporation's exposure to foreign currency rate fluctuations is material.

                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 26, 2000

                                                 BioReliance Corporation
                                                       (Registrant)

                                                 By /s/ Capers W. McDonald
                                                   -----------------------------
                                                 Capers W. McDonald
                                                 President, Chief Executive
                                                 Officer and Acting Chief
                                                 Financial Officer