Form 10-Q/A
period 1999-09-30
BIORELIANCE CORP
filed 2000-04-27
CIK 1036629

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

                             BIORELIANCE CORPORATION

                                TABLE OF CONTENTS


                                                                                                  PAGE
                                                                                                  NUMBER
                                                                                                  ------
PART I         FINANCIAL INFORMATION

                Item 1  -  Financial Statements:

                       Consolidated Balance Sheets as of December 31, 1998 and
                       September 30, 1999...................................................       3

                       Consolidated Statements of Income for the Three Months and
                       Nine Months Ended September 30, 1998 and 1999........................       4

                       Consolidated Statements of Cash Flows for the Nine Months
                       Ended September 30, 1998 and 1999....................................       5

                       Notes to Consolidated Financial Statements...........................       6

                Item 2  -  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations..................................      10

                Item 3  -  Quantitative and Qualitative Disclosures About Market Risks......      21

SIGNATURES..................................................................................      22

                         PART I -- FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                             BIORELIANCE CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                                 SEPTEMBER 30,
                                                                                             DECEMBER 31,            1999
                                                                                                1998              (RESTATED)
                                                                                             (RESTATED)           (UNAUDITED)
                                                                                            -------------       --------------
                                                             ASSETS
Current assets:
     Cash and cash equivalents.............................................................   $   8,847           $   14,419
     Marketable securities.................................................................      18,250                7,928
     Accounts receivable, net..............................................................      21,741               19,416
     Other current assets..................................................................       2,506                1,706
                                                                                              ----------          -----------
                      Total current assets.................................................      51,344               43,469
Property and equipment, net................................................................      25,371               33,714
Deposits and other assets..................................................................         572                  979
                                                                                              ----------          -----------

                      Total assets.........................................................   $  77,287           $   78,162
                                                                                              ==========          ===========

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt.....................................................   $   4,628           $    4,065
     Accounts payable......................................................................       2,685                2,796
     Accrued employee compensation and benefits............................................       1,955                2,085
     Other accrued liabilities.............................................................       1,862                2,428
     Customer advances.....................................................................       2,632                1,987
     Deferred income taxes.................................................................       1,551                1,790
                                                                                              ----------          -----------
                      Total current liabilities............................................      15,313               15,151
Deferred taxes.............................................................................          25                  ---
Long-term debt.............................................................................       7,914               10,390
                                                                                              ----------          -----------
                      Total liabilities....................................................      23,252               25,541
                                                                                              ----------          -----------

Commitments and contingencies

Stockholders' equity:
     Convertible preferred stock, $.01  par value:  6,900,000 shares
        authorized; no shares issued and outstanding.......................................         ---                  ---
     Common stock, $.01 par value:  15,000,000 shares authorized;
       7,821,344 and 7,928,503 shares issued and outstanding...............................          78                   79
     Additional paid-in capital............................................................      52,586               52,763
     Retained earnings.....................................................................       1,661                  450
     Accumulated other comprehensive income................................................        (290)                 (671)
                                                                                              ----------          -----------
                      Total stockholders' equity...........................................      54,035               52,621
                                                                                              ----------          -----------

                      Total liabilities and stockholders' equity...........................   $  77,287           $   78,162
                                                                                              ==========          ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            BIORELIANCE CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                  SEPTEMBER 30,
                                                             ---------------------------    ----------------------------
                                                                    1998          1999           1998             1999
                                                                (RESTATED)        ----       (RESTATED)           ----
                                                                ----------                   -----------
 Revenue................................................       $  12,978      $  12,424     $   37,798        $   34,556
                                                               ----------     ----------    -----------       -----------
 Expenses:
         Cost of sales..................................           8,085          7,705         21,842            22,880
         Selling, general and administrative............           2,927          3,919          9,631            12,340
         Research and development.......................             312            330          1,045               995
                                                               ----------     ----------    -----------       -----------
                                                                  11,324         11,954         32,518            36,215
                                                               ----------     ----------    -----------       -----------

 Income (loss) from operations..........................           1,654            470          5,280            (1,659)
                                                               ----------     ----------    -----------       -----------
 Other (income) expense:
         Interest income................................            (436)          (193)        (1,356)             (979)
         Interest expense...............................             149            227            381               611
         Other expense..................................             138             22            409               265
                                                               ----------     ----------    -----------       -----------
                                                                    (149)            56           (566)             (103)
                                                               ----------     ----------    -----------       -----------

 Income (loss) before income taxes......................           1,803            414          5,846            (1,556)
 Income tax provision (benefit).........................             675            188          2,288              (308)
                                                               ----------     ----------    -----------       -----------

 Net income (loss)......................................       $   1,128      $     226     $    3,558        $   (1,248)
                                                               ----------     ----------    -----------       -----------

 Net income (loss) per share:
         Basic..........................................       $    0.14      $    0.03     $     0.46        $    (0.16)
                                                               ==========     ==========    ===========       ===========
         Diluted........................................       $    0.14      $    0.03     $     0.43        $    (0.16)
                                                               ==========     ==========    ===========       ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            BIORELIANCE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                  NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                            --------------------------------
                                                                                                 1998
                                                                                              (RESTATED)            1999
                                                                                            -------------     --------------
Cash flows from operating activities:
  Net income (loss)....................................................................     $     3,558        $     (1,248)
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
      Depreciation.....................................................................           2,436               3,314
      Amortization expense.............................................................             162                 196
      Amortization of bond premiums and discounts......................................            (115)               (390)
      Loss on disposal.................................................................              24                   6
      Deferred income taxes, net.......................................................           1,024                 214
      Changes in current assets and liabilities:
          Accounts receivable, net.....................................................          (6,031)              2,539
          Other current assets.........................................................             118                 743
          Accounts payable.............................................................            (290)                 63
          Accrued employee compensation and benefits...................................            (158)                131
          Other accrued liabilities....................................................            (716)                613
          Customer advances............................................................            (462)               (631)
      Increase in deposits and other assets............................................             (63)               (643)
                                                                                            ------------       -------------
               Net cash provided by (used in) operating activities.....................            (513)              4,907
                                                                                            ------------       -------------
Cash flows from investing activities:
    Purchases of marketable securities.................................................         (28,358)            (10,288)
    Proceeds from the maturities of marketable securities..............................          38,150              21,000
    Purchases of property and equipment................................................          (3,880)            (11,586)
                                                                                            ------------       -------------
               Net cash provided by (used in) investing activities.....................           5,912                (874)
                                                                                            ------------       -------------
Cash flows from financing activities:
     Proceeds from exercise of stock options...........................................             260                 178
     Proceeds from loan................................................................             ---               3,000
     Payments on debt..................................................................            (675)               (556)
     Payments on capital lease obligations.............................................            (493)               (654)
     Repurchase and cancellation of treasury stock.....................................            (139)                ---
                                                                                            ------------       -------------
               Net cash provided by (used in) financing activities.....................          (1,047)              1,968
                                                                                            ------------       -------------
Effect of exchange rate changes on cash and cash equivalents...........................             470                (429)
                                                                                            ------------       -------------
Net increase in cash and cash equivalents..............................................           4,822               5,572
Cash and cash equivalents, beginning of period.........................................           6,227               8,847
                                                                                            ------------       -------------
Cash and cash equivalents, end of period...............................................     $    11,049        $     14,419
                                                                                            ============       =============



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

  (3)   PRIOR PERIOD ADJUSTMENTS

         During the fourth quarter of 1999, the Corporation identified approximately $342,000 in various credits in the accounts receivable subsidiary ledgers that should have been recorded as revenue over the three-year period 1996-1998. The financial statements and related notes reflect all such restatements. A summary of the impact of the restatements for the three months and nine months ended September 30, 1998 and 1999 follows (in thousands except per share amounts):

 Results of Operations
 ---------------------
                                              THREE MONTHS ENDED                          NINE MONTHS ENDED
                                              SEPTEMBER 30, 1998                         SEPTEMBER 30, 1998
                                              ------------------                         ------------------
                                       PREVIOUSLY                AS                PREVIOUSLY               AS
                                        REPORTED              RESTATED              REPORTED             RESTATED
                                        --------              --------              --------             --------

 Revenues..........................       $12,977             $12,978               $37,625              $37,798
 Income from operations............         1,653               1,654                 5,107                5,280
 Income before income taxes........         1,802               1,803                 5,673                5,846
 Income tax provision..............           675                 675                 2,222                2,288
 Net income........................         1,127               1,128                 3,451                3,558
 Net income per share:
    Basic..........................         $0.14               $0.14                 $0.44                $0.46
    Diluted........................          0.14                0.14                  0.42                 0.43

The restatements did not impact the results of operations for the three and nine months ended September 30, 1999.

 Financial Position
 ------------------
                                                DECEMBER 31, 1998                      SEPTEMBER 30, 1999
                                                -----------------                      ------------------
                                         PREVIOUSLY                AS            PREVIOUSLY               AS
                                          REPORTED              RESTATED          REPORTED             RESTATED
                                          --------              --------          --------             --------
 Accounts receivable, net.............      $21,399               $21,741         $19,037              $19,416
 Total current assets.................       51,002                51,344          43,090               43,469
 Total assets.........................       76,945                77,287          77,783               78,162
 Other accrued liabilities............        1,732                 1,862           2,298                2,428
 Total current liabilities............       15,183                15,313          15,021               15,151
 Total liabilities....................       23,122                23,252          25,411               25,541
 Retained earnings....................        1,449                 1,661             201                  450
 Total stockholders' equity...........       53,823                54,035          52,372               52,621

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

        The following table represents reconciliations between the weighted average common stock outstanding used in basic EPS and the weighted average common and common equivalent shares outstanding used in diluted EPS for each of the periods presented:

                                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                    SEPTEMBER 30,
                                                             1998                   1999      1998              1999
                                                             ----                   ----      ----              ----
                                                                     (IN THOUSANDS)
    Weighted average common stock outstanding...............   7,815                 7,926    7,782             7,873
    Stock  options, as if converted.........................     409                   228      468               ---
                                                              ------                ------   ------            ------
    Weighted average common and common
    equivalent shares outstanding...........................   8,224                 8,154    8,250             7,873
                                                              ======                ======   ======            ======

(5)       SEGMENT INFORMATION

        Summarized financial information concerning the Corporation's reportable segments, for the three months and nine months ended September 30, is shown in the following table:

                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                     1998          1999            1998            1999
                                  (RESTATED)       ----         (RESTATED)         ----
                                  ----------                    ----------
                                                     (IN THOUSANDS)
 Revenue:
    Testing and Development       $ 11,445       $ 11,227        $ 33,503        $ 31,378
    Manufacturing                    1,533          1,197           4,295           3,178
                                  --------       --------        --------        --------
          Total                   $ 12,978       $ 12,424        $ 37,798        $ 34,556
                                  ========       ========        ========        ========

 Gross Profit:
    Testing and Development       $  4,869       $  4,728        $ 16,036        $ 12,412
    Manufacturing                       24             (9)            (80)           (736)
                                  --------       --------        --------        --------
       Total                      $  4,893       $  4,719        $ 15,956        $ 11,676
                                  ========       ========        ========        ========

         The following table outlines the Corporation's revenue and gross profit by geographic region for the three months and nine months ended September 30:

                         THREE MONTHS ENDED           NINE MONTHS ENDED
                             SEPTEMBER 30,              SEPTEMBER 30,
                         1998        1999            1998         1999
                      (RESTATED)     ----         (RESTATED)      ----
                      ----------                  ----------
                                        (IN THOUSANDS)
Revenue:
   United States       $10,951       $10,973       $32,310       $29,517
   Europe                2,027         1,451         5,488         5,039
                       -------       -------       -------       -------
      Total            $12,978       $12,424       $37,798       $34,556
                       =======       =======       =======       =======

Gross Profit:
   United States       $ 4,357       $ 4,340       $14,281       $10,284
   Europe                  536           379         1,674         1,392
                       -------       -------       -------       -------
      Total            $ 4,893       $ 4,719       $15,955       $11,676
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

(7)     BORROWINGS

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

(8)     CONTINGENCIES

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

        Cost of sales was $7.7 million for the three months ended September 30, 1999, a decrease of 4.9% from cost of sales of $8.1 million in the three months ended September 30, 1998. The decrease is related to decreases in both testing and development costs and manufacturing costs. As a percentage of total revenue, cost of sales decreased to 62.1% for the three months ended September 30, 1999 from 62.3% for the three months ended September 30, 1998. These decreases are attributable to decreases in indirect expenses such as subcontractor costs, partially offset by an increase in direct expenses such as direct labor and fringe. Gross profit for testing and development services was $4.7 million for the three months ended September 30, 1999, a decrease from gross profit of $4.9 million for the three months ended September 30, 1998. Gross profit (loss) for manufacturing services reflected a loss of $9,000 for the three months ended September 30, 1999, while manufacturing services generated a profit of $24,000 for the three months ended September 30, 1998. Gross profit for Europe decreased to $0.4 million for the three months ended September 30, 1999, from $0.5 million for the three months ended September 30, 1998, a decline of 20.0%.

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

        Research and development expense remained constant at $0.3 million for the three months ended September 30, 1999 and September 30, 1998. These expenses represent the investment of internal resources to develop new methods and tests to support the Corporation's services.

        The Corporation generated income from operations of $0.5 million for the three months ended September 30, 1999, as compared to income from operations of $1.7 million for the three months ended September 30, 1998. The decrease can be attributed to a decrease in revenue and an increase in operating expenses.

        The Corporation incurred a net expense of $56,000 for interest and other (income) expense for the three months ended September 30, 1999, a decrease of 62.4% compared to net interest and other income of $149,000 in the three months ended September 30, 1998. The net expense is a result of the Corporation's investment in facilities and information systems which resulted in a decrease in cash and cash equivalents and marketable securities. Interest income was $0.2 million for the three months ended September 30, 1999 and $0.4 million for the three months ended September 30, 1998. Interest expense was $0.1 million for the three months ended September 30, 1999 and $0.1 million for the three months ended September 30, 1998.

        The provision for income taxes was $0.2 million for the three months ended September 30, 1999, compared to a provision for income taxes of $0.7 million for the three months ended September 30, 1998. The decrease is a result of the decrease in the income before income taxes for the three months ended September 30, 1999. The Corporation's effective tax rate was 45.4% for the three months ended September 30, 1999 and 37.5% for the three months ended September 30, 1998. The increase in the effective tax rate is primarily attributable to an increased incidence of higher rate European taxes.

        The Corporation reported net income of $0.2 million for the three months ended September 30, 1999, as compared to net income of $1.1 million for the three months ended September 30, 1998. The decrease can be attributed to a decrease in revenue and an increase in operating expenses.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

        Revenue was $34.6 million in the nine months ended September 30, 1999, a decrease of 8.5% from revenue of $37.8 million in the nine months ended September 30, 1998, reflecting decreases in testing and development services and manufacturing services in both the U.S. and Europe. Testing and development services generated revenue of $31.4 million for the nine months ended September 30, 1999, a decrease of 6.3% from revenue of $33.5 million for the nine months ended September 30, 1998. Manufacturing services generated revenue of $3.2 million for the nine months ended September 30, 1999 and $4.3 million for the nine months ended September 30, 1998. U.S. testing and development services were adversely affected by decreases in the testing services which were only partially offset by an increase in development services. The decrease in European testing and development revenue is primarily the result of a decrease in the U.K. testing services. European testing and development services were adversely affected by client delays and some softness in new orders. In manufacturing services, the Corporation's results reflect a decrease in both U.S. and European manufacturing revenue. U.S. manufacturing revenue decreases occur principally in the first six months of the year as the Corporation focused on the development of new client relationships and operational improvements. The decrease in revenue generated by European manufacturing operations is attributable to decreases in Germany from client project delays and delays in obtaining new manufacturing clients. Testing and development services and manufacturing services accounted for 90.8% and 9.2%, respectively, of the Corporation's revenue for the nine months ended September 30, 1999 and 88.6% and 11.4%, respectively, of the Corporation's revenue for the nine months ended September 30, 1998. Revenue generated in Europe decreased from $5.5 million for the nine months ended September 30, 1998 to $5.0 million for the nine months ended September 30, 1999, a 9.1% decline.

        Cost of sales was $22.9 million for the nine months ended September 30, 1999, an increase of 5.0% over cost of sales of $21.8 million for the nine months ended September 30, 1998. As a percentage of total revenue, cost of sales increased to 66.2% for the nine months ended September 30, 1999 from 57.7% for the nine months ended September 30, 1998. The increase in cost of sales related to the testing and development segment is tied to increases in direct expenses such as materials, labor and fringe. Gross profit (loss) for testing and development services was $12.4 million for the nine months ended September 30, 1999, a decrease from a gross profit of $16.0 million for the nine months ended September 30, 1998. Gross profit (loss) for manufacturing services reflected a loss of $0.7 million for the nine months ended September 30, 1999, compared with a loss of $0.1 million for the nine months ended September 30, 1998. Gross profit for Europe decreased from $1.7 million for the nine months ended September 30, 1998 to $1.4 million for the nine months ended September 30, 1999, a decrease of 17.6%.

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

        The Corporation reported a loss from operations of $1.7 million for the nine months ended September 30, 1999, as compared to income from operations of $5.3 million for the nine months ended September 30, 1998. The change can be attributed to a decrease in revenue and an increase in operating expenses.

        The Corporation earned net interest and other income of $0.1 million for the nine months ended September 30, 1999 and $0.6 million for the nine months ended September 30, 1998. Interest income was $1.0 million for the nine months ended September 30, 1999 and $1.4 million for the nine months ended September 30, 1998. Interest expense was $0.6 million for the nine months ended September 30, 1999 and $0.4 million for the nine months ended September 30, 1998.

        The benefit from income taxes was $0.3 million for the nine months ended September 30, 1999, compared to a provision for income taxes of $2.3 million for the nine months ended September 30, 1998. The benefit is the result of the Corporation's loss before income taxes for the nine months ended September 30, 1999.

        The Corporation reported a net loss of $1.2 million for the nine months ended September 30, 1999, as compared to net income of $3.6 million for the nine months ended September 30, 1998. The change can be attributed to decreased revenue and increased operating expenses, which were partially offset by an income tax benefit for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

        The Corporation has funded its business through existing cash, cash flows from operations, long-term bank loans and capital leases. At September 30, 1999, the Corporation had cash, cash equivalents and marketable securities of $22.3 million, compared to cash, cash equivalents and marketable securities of $27.1 million at December 31, 1998.

        The Corporation generated cash flows from operations of $4.9 million for the nine months ended September 30, 1999, compared to using net cash from operations of $0.5 million in the nine months ended September 30, 1998. Net income (loss), as adjusted for depreciation and amortization, and deferred income taxes, provided $2.1 million and $7.0 million of cash for the nine months ended September 30, 1999 and 1998, respectively. This decrease in adjusted net income (loss) was due primarily to the Corporation's net loss for the nine months ended September 30, 1999 and an increase in depreciation, offset by a decrease in deferred income taxes. Changes in other assets and liabilities provided cash of $2.8 million for the nine months ended September 30, 1999 primarily due to decreases in accounts receivable and other current assets, an increase in other accrued liabilities, partially offset by a decrease in customer advances and an increase in deposits and other assets. Changes in other assets and liabilities used cash of $7.6 million for the nine months ended September 30, 1998 primarily due to an increase in accounts receivable and decreases in accounts payable, accrued liabilities and customer advances.

        Working capital decreased to $28.3 million at September 30, 1999, compared to $36.0 million at December 31, 1998. The net decrease in working capital primarily was due to a decrease in current assets. This decrease in current assets resulted from decreases in cash and cash equivalents, marketable securities, accounts receivable and other assets. The decrease in current assets was partially offset by a decrease in current liabilities, resulting primarily from repayments on debt obligations and a decrease in customer advances.

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

        At September 30, 1999, the Corporation had commitments to make capital expenditures of approximately $9.2 million including leasehold improvements and laboratory equipment during the remainder of 1999 and the first quarter of 2000 related to this new manufacturing facility in Rockville, Maryland. The Corporation accounts for the leases and subleases of the manufacturing facility as capital leases. The assets underlying the capital leases are included with the Corporation's owned property and equipment as of September 30, 1999. Property and equipment at September 30, 1999 includes approximately $4.7 million related to these capital leases, of which $0.1 million is capitalized interest. The related obligation is included in the Corporation's liabilities at September 30, 1999.

        A portion of the Corporation's capital expenditures during the first nine months of 1999 included an investment in an enterprise information system. The Corporation expects to spend an additional $0.1 million on information systems during the remainder of 1999. The Corporation believes that its information systems will maximize compatibility and integration internally and with the Corporation's clients.

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

        Since the revenue and expenses of the Corporation's international operations generally are denominated in local currencies, exchange rate fluctuations between such local currencies and the United States dollar will subject the Corporation to currency translation risk with respect to the reported results of its international operations as well as to risks sometimes associated with international operations. The Corporation derived 12.1% of its revenue for the three months ended September 30, 1999 and 15.4% of its revenue for the three months ended September 30, 1998 from services performed outside of the United States. The Corporation derived 14.4% of its revenue for the nine months ended September 30, 1999 and 14.5% of its revenue for the nine months ended September 30, 1998 from services performed outside of the United States. In addition, the Corporation may be subject to currency risk when the Corporation's service contracts are denominated in a currency other than the currency in which the Corporation incurs expenses related to such contracts.

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

FOREIGN CURRENCY EXCHANGE RISK

        The Corporation's international operations are subject to foreign exchange rate fluctuations. The Corporation derived 11.3% and 15.4% of its revenue for the three months ended September 30, 1999 and 1998, respectively, from services performed in the United Kingdom and Germany. The Corporation derived 14.4% and 14.5% of its revenue for the nine months ended September 30, 1999 and 1998, respectively, from services performed in the United Kingdom and Germany. Since the revenue and expenses of the Corporation's international operations generally are denominated in local currencies, exchange rate fluctuations between such local currencies and the United States dollar will subject the Corporation to currency translation risk with respect to the reported results of its foreign operations as well as to risks sometimes associated with international operations. In addition, the Corporation may be subject to currency risk when the Corporation's service contracts are denominated in a currency other than the currency in which the Corporation incurs expenses related to such contracts. The United Kingdom and Germany have traditionally had relatively stable currencies. The Corporation currently does not hedge its foreign currency exposure. Management does not believe that the Corporation's exposure to foreign currency rate fluctuations is material.

                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:          April 26, 2000

                                           BioReliance Corporation
                                                   (Registrant)

                                           By /s/ Capers W. McDonald
                                             ----------------------------------
                                           Capers W. McDonald
                                           President, Chief Executive Officer
                                           and Acting Chief Financial Officer