Form 10-Q
period 2000-03-31
BIORELIANCE CORP
filed 2000-05-11
CIK 1036629

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

YES    X       NO
      ---          ---

As of May 1, 2000, 7,972,031 shares of registrant's Common Stock, par value $.01 per share, were outstanding.

================================================================================

                             BIORELIANCE CORPORATION

                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                     NUMBER
                                                                                                     ------
PART I   FINANCIAL INFORMATION

                  Item 1  -  Financial Statements:

                      Consolidated Balance Sheets as of December 31, 1999 and
                      March 31, 2000.............................................................        3

                      Consolidated Statements of Operations for the Three Months
                      Ended March 31, 1999 and 2000..............................................        4

                      Consolidated Statements of Cash Flows for the Three Months
                      Ended March 31, 1999 and 2000..............................................        5

                      Notes to Consolidated Financial Statements.................................        6

                  Item 2  -  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations........................................        9

                  Item 3  -  Quantitative and Qualitative Disclosures About Market Risks.........       17

PART II  OTHER   INFORMATION.....................................................................       18

SIGNATURES.......................................................................................       19

                            BIORELIANCE CORPORATION


                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                                                    MARCH 31,
                                                                                             DECEMBER 31,             2000
                                                                                                 1999              (UNAUDITED)
                                                                                             ------------          -----------

                                                          ASSETS

Current assets:
    Cash and cash equivalents.........................................................       $    12,273           $   11,845
    Marketable securities.............................................................             6,491                6,460
    Accounts receivable, net..........................................................            19,762               18,328
    Other current assets..............................................................             2,062                1,824
    Deferred income taxes.............................................................                12                  ---
                                                                                             ------------          -----------
               Total current assets...................................................            40,600               38,457
Property and equipment, net...........................................................            37,085               39,059
Deposits and other assets.............................................................               294                  290
Deferred income taxes.................................................................               962                  839
                                                                                             ------------          -----------
               Total assets...........................................................       $    78,941           $   78,645
                                                                                             ============          ===========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt.................................................       $     1,484           $    1,352
    Accounts payable..................................................................             2,673                1,995
    Accrued employee compensation and benefits........................................             3,001                2,309
    Other accrued liabilities.........................................................             1,619                1,828
    Customer advances.................................................................             1,874                2,930
    Deferred income taxes.............................................................             3,208                3,208
                                                                                             ------------          -----------
               Total current liabilities..............................................            13,859               13,622
Long-term debt........................................................................            12,546               12,331
                                                                                             ------------          -----------
               Total liabilities......................................................            26,405               25,953
                                                                                             ============          ===========

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01  par value:  6,900,000 shares authorized;
      no shares issued and outstanding................................................               ---                  ---
    Common stock, $.01 par value:  15,000,000 shares authorized;
      7,929,002 and 7,969,631 shares issued and outstanding...........................                79                   80
    Additional paid-in capital........................................................            52,764               52,891
    Retained earnings.................................................................               671                  862
    Accumulated other comprehensive income............................................              (978)              (1,141)
                                                                                             ------------          -----------
               Total stockholders' equity.............................................            52,536               52,692
                                                                                             ------------          -----------
               Total liabilities and stockholders' equity.............................       $    78,941           $   78,645
                                                                                             ============          ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                                 BIORELIANCE CORPORATION


                          CONSOLIDATED STATEMENTS OF OPERATIONS
                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                       (UNAUDITED)


                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                          --------------------------------
                                                                             1999                  2000
                                                                          ----------            ----------
Revenue................................................                   $  10,316             $  13,279
                                                                          ----------            ----------
Expenses:
      Cost of sales....................................                       7,590                 8,758
      Selling, general and administrative..............                       4,085                 3,822
      Research and development.........................                         355                   367
                                                                          ----------            ----------
                                                                             12,030                12,947
                                                                          ----------            ----------
Income (loss) from operations..........................                      (1,714)                  332
                                                                          ----------            ----------
Other (income) expense:
      Interest income..................................                        (461)                 (281)
      Interest expense.................................                         193                   133
      Other expense....................................                          47                   150
                                                                          ----------            ----------
                                                                               (221)                    2
                                                                          ----------            ----------
Income (loss) before income taxes......................                      (1,493)                  330
Income tax provision (benefit).........................                        (366)                  139
                                                                          ----------            ----------
Net income (loss)......................................                   $  (1,127)            $     191
                                                                          ----------            ----------
Net income (loss) per share:
      Basic............................................                   $   (0.14)            $    0.02
                                                                          ==========            ==========
      Diluted..........................................                   $   (0.14)            $    0.02
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

                              BIORELIANCE CORPORATION


                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (UNAUDITED)

                                                                                                     THREE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                               -------------------------------
                                                                                                  1999                 2000
                                                                                               ----------           ----------
Cash flows from operating activities:
  Net income (loss)................................................................            $  (1,127)           $     191
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation.................................................................                1,205                  856
      Amortization expense.........................................................                   68                   21
      Amortization of bond premiums and discounts..................................                 (153)                 (60)
      Loss on disposal.............................................................                  ---                   52
      Deferred income taxes, net...................................................                  ---                  135
      Changes in current assets and liabilities:
          Accounts receivable, net.................................................                2,817                1,503
          Other current assets.....................................................                  372                  228
          Accounts payable.........................................................               (1,581)                (672)
          Accrued employee compensation and benefits...............................                 (245)                (690)
          Other accrued liabilities................................................                 (145)                 221
          Customer advances........................................................                 (206)               1,080
      Increase in deposits and other assets........................................                 (473)                 (59)
                                                                                               ----------           ----------
               Net cash provided by operating activities...........................                  532                2,806
                                                                                               ----------           ----------

Cash flows from investing activities:
    Purchases of marketable securities.............................................               (2,448)              (6,409)
    Proceeds from the maturities of marketable securities..........................                7,500                6,500
    Purchases of property and equipment............................................                 (556)              (2,869)
                                                                                               ----------           ----------
               Net cash provided by (used in) investing activities.................                4,496               (2,778)
                                                                                               ----------           ----------

Cash flows from financing activities:
     Proceeds from exercise of stock options.......................................                   34                  128
     Payments on debt..............................................................                 (180)                (229)
     Payments on capital lease obligations.........................................                 (229)                (185)
                                                                                               ----------           ----------
               Net cash used in financing activities...............................                 (375)                (286)
                                                                                               ----------           ----------
Effect of exchange rate changes on cash and cash equivalents.......................                 (377)                (170)
                                                                                               ----------           ----------
Net increase in cash and cash equivalents..........................................                4,276                 (428)
Cash and cash equivalents, beginning of period.....................................                8,847               12,273
                                                                                               ----------           ----------
Cash and cash equivalents, end of period...........................................            $  13,123            $  11,845
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

(2)  INTERIM FINANCIAL STATEMENTS PRESENTATION

     The accompanying interim financial statements are unaudited and have been prepared by the Corporation pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore these consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in the Corporation's Annual Report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements for the three-month period ended March 31, 1999 and 2000 include all normal and recurring adjustments that are necessary for a fair presentation of the results of the interim period. The results of operations for the three-month period ended March 31, 1999 and 2000 are not necessarily indicative of the results for the entire year ending December 31, 2000.

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

    The following table represents reconciliations between the weighted average common stock outstanding used in basic EPS and the weighted average common and common equivalent shares outstanding used in diluted EPS for each of the periods presented:

                                                              THREE MONTHS
                                                             ENDED MARCH 31,
                                                             1999       2000
                                                            ------     ------
                                                             (IN THOUSANDS)

                Weighted average common stock
                outstanding..............................    7,832      7,943
                Stock  options, as if converted..........      ---        282
                                                            ------     ------
                Weighted average common and common
                equivalent shares outstanding............    7,832      8,225
                                                            ======     ======

(4)  SEGMENT INFORMATION

     Summarized financial information concerning the Corporation's reportable segments, for the three months ended March 31, is shown in the following table:

                                                       THREE MONTHS
                                                      ENDED MARCH 31,
                                                      (IN THOUSANDS)
                                                     1999        2000
                                                    -------     -------
                    Revenues:
                       Testing and Development      $ 8,937     $11,568
                       Manufacturing                  1,379       1,711
                                                    -------     -------
                             Total                  $10,316     $13,279
                                                    =======     =======

                    Gross Profit:
                       Testing and Development      $ 2,699     $ 4,436
                       Manufacturing                     27          85
                                                    -------     -------
                          Total                     $ 2,726     $ 4,521
                                                    =======     =======

     Summarized financial information concerning the Corporation's revenues and gross profit by geographic region for the three months ended March 31, is shown in the following table:

                                                         THREE MONTHS
                                                        ENDED MARCH 31,
                                                        (IN THOUSANDS)
                                                       1999        2000
                                                      -------     -------
                      Revenues:
                         United States                $ 8,519     $11,168
                         Europe                         1,797       2,111
                                                      -------     -------
                            Total                     $10,316     $13,279
                                                      =======     =======

                      Gross Profit:
                         United States                $ 2,370     $ 3,636
                         Europe                           356         885
                                                      -------     -------
                            Total                     $ 2,726     $ 4,521
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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, which summarizes certain of the SEC staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. The Staff Accounting Bulletin is effective for the year beginning January 1, 2000. In March 2000, the SEC issued SAB No. 101A. This guidance defers the effective date of SAB No. 101 until the fiscal quarter ending June 30, 2000, and permits a change that may result from the application of this guidance to be reported as a change in accounting principle. The initial adoption of this guidance is not anticipated to have a material impact on the Corporation's results of operations or financial position, however, the guidance may impact the way in which the Corporation will account for future transactions.

(6)  CONTINGENCIES

     The Corporation from time to time may be involved in various claims and legal proceedings arising in the ordinary course of business. The Corporation does not believe that any such claims or proceedings, individually or in the aggregate, would have a material adverse effect on the Corporation's financial condition or results of operations.

     The Corporation has been identified by the U.S. Environmental Protection Agency ("EPA") as one of several hundred potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to the Ramp Industries, Inc., site in Denver, Colorado. The Corporation has recently signed a consent decree with the EPA, which is expected to allow the Corporation to resolve its liability for clean-up costs at this site for approximately $3,600. The consent decree is not final, and there can be no assurance at this time that the consent decree will be accepted by the Department of Justice. The Corporation believes that the outcome of this matter will not have a material adverse effect on the Corporation's financial position or results of operations.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1999

         Revenue was $13.3 million for the three months ended March 31, 2000, an increase of 29.1% over revenue of $10.3 million for the three months ended March 31, 1999. The increase was attributable to increases in revenue from both testing and development services and manufacturing services.

         Testing and development services generated revenue of $11.6 million for the three months ended March 31, 2000, an increase of 30.3% from revenue of $8.9 million for the three months ended March 31, 1999. The increase in testing and development can be attributed to increases in revenues generated in both the U.S. and the U.K. The increase in the U.S. can be attributed to an increase in revenue generated from development services, partially offset by a decrease in revenue generated from testing services. Development services were positively impacted by an increase in both analytical and viral clearance services. The increase in revenue generated in the U.K. can be attributed to an increase in viral clearance orders.

         Manufacturing services generated revenue of $1.7 million for the three months ended March 31, 2000, an increase of 21.4% from revenue of $1.4 million for the three months ended March 31, 1999. The increase in manufacturing services can be attributed to increases in manufacturing revenue generated in the U.S., partially offset by decreases in revenue generated in both the U.K. and Germany. The increase in U.S. manufacturing revenue can be attributed to an increase in orders for Phase I/II manufacturing.

         Testing and development services and manufacturing services accounted for 87.2% and 12.8%, respectively, of the Corporation's revenue for the three months ended March 31, 2000, and 86.4% and 13.6%, respectively, of the Corporation's revenue for the three months ended March 31, 1999.

         Revenue generated in Europe increased from $1.8 million for the three months ended March 31, 1999 to $2.1 million for the three months ended March 31, 2000, a 16.7% increase.

         Cost of sales was $8.8 million for the three months ended March 31, 2000, an increase of 15.8% over cost of sales of $7.6 million for the three months ended March 31, 1999. As a percentage of total revenue, cost of sales decreased to 66.2% for the three months ended March 31, 2000 from 73.8% for the three months ended March 31, 1999. Cost of sales increased due to increases in direct labor and fringe benefits, direct materials and depreciation. The increase in cost of sales is attributable to increases in costs incurred for both testing and development and manufacturing services.

         Gross profit for testing and development services was $4.4 million for the three months ended March 31, 2000, an increase from a gross profit of $2.7 million for the three months ended March 31, 1999. Gross profit for manufacturing services was $0.1 million for the three months ended March 31, 2000, while manufacturing services generated a gross profit of $27,000 for the three months ended March 31, 1999. The increase in gross profit for both testing and development and manufacturing services can be attributed to increases in revenue in both segments, partially offset by increases in direct labor and fringe benefits, direct materials and depreciation.

         Gross profit for Europe increased from $0.4 million for the three months ended March 31, 1999 to $0.9 million for the three months ended March 31, 2000, an increase of 125%.

         Selling, general and administrative expense was $3.8 million for the three months ended March 31, 2000, a decrease of 7.3% from selling, general and administrative expense of $4.1 million for the three months ended March 31, 1999. As a percentage of revenue, selling, general and administrative expenses decreased to 28.6% for the three months ended March 31, 2000 from 39.8% for the three months ended March 31, 1999. The decrease is due primarily to decreases in labor and fringe costs and a decrease in the provision for bad debt expenses. The decrease in bad debt expense relates to an improvement in the Corporation's accounts receivable aging that benefited from a restructured collections initiative.

         Research and development expense remained constant at $0.4 million for the three months ended March 31, 2000 and March 31, 1999. These expenses represent the investment of internal resources to develop new methods and tests to support the Corporation's services.

         Income from operations was $0.3 million for the three months ended March 31, 2000, compared to a loss from operations of $1.7 million for the three months ended March 31, 1999. The change can be attributed to an increase in revenue and a decrease in selling, general and administrative expenses, partially offset by an increase in cost of sales.

         Net interest and other expense was $2,000 for the three months ended March 31, 2000, compared to net interest and other income of $0.2 million for the three months ended March 31, 1999. Interest income decreased to $0.3 million for the three months ended March 31, 2000 from $0.5 million for the three months ended March 31, 1999. Interest expense decreased to $0.1 million for the three months ended March 31, 2000 from $0.2 million for the three months ended March 31, 1999.

         The provision for income taxes was $139,000 for the three months ended March 31, 2000, compared to a benefit from income taxes of $366,000 for the three months ended March 31, 1999. The Corporation's effective tax rate was 42.1% for the three months ended March 31, 2000 and 24.5% for the three months ended March 31, 1999. The increase in the effective tax rate is the result of the Corporation's generation of income before income taxes and a higher proportion of higher rate U.S. and German sourced income.

         Net income was $0.2 million for the three months ended March 31, 2000, compared to a net loss of $1.1 million for the three months ended March 31, 1999. The net income can be attributed to an increase in revenue, partially offset by increases in operating expenses and a decrease in the amount of net other income generated.

LIQUIDITY AND CAPITAL RESOURCES

         The Corporation has funded its business through existing cash, cash flows from operations, long-term bank loans and capital leases. At March 31, 2000, the Corporation had cash, cash equivalents and marketable securities of $18.3 million, compared to cash, cash equivalents and marketable securities of $18.8 million at December 31, 1999.

         The Corporation generated cash flows from operations of $2.8 million for the three months ended March 31, 2000, compared to $0.5 million for the three months ended March 31, 1999. Net income (loss), as adjusted for depreciation, amortization loss on disposal and deferred income taxes, provided $1.2 million and used $7,000 for the three months ended March 31, 2000 and 1999, respectively. This increase in adjusted net income was due primarily to the Corporation's net income for the three months ended March 31, 2000. Changes in other assets and liabilities provided cash of $1.6 million for the three months ended March 31, 2000, primarily due to decreases in accounts receivable and other current assets and increases in customer advances and other current liabilities and partially offset by decreases in accounts payable and other accrued liabilities. Changes in other assets and liabilities provided cash of $0.5 million for the three months ended March 31, 1999, primarily due to decreases in accounts receivable and other current assets and partially offset by decreases in accounts payable, accrued employee compensation and benefits, other accrued liabilities and customer advances and an increase in customer deposits and other assets.

         Working capital decreased to $24.8 million at March 31, 2000, from $26.7 million at December 31, 1999. This decrease in working capital was due primarily to a decrease in net accounts receivable resulting from increased collections. This decrease was partially offset by a decrease in current liabilities, resulting primarily from payment of accounts payable and accrued employee compensation and benefits.

         The Corporation moved into a new corporate headquarters and laboratory facility in Rockville, Maryland in August 1998. The building was constructed under a build-to-lease agreement with a developer. This new headquarters facility consolidated existing research and development and administrative activities and expanded the Corporation's laboratory and other capacity for operations. The lease agreement for this facility requires the Corporation to make noncancelable lease payments totaling approximately $11.1 million over the next 13 years.

         The Corporation's new manufacturing facility in Rockville, Maryland is scheduled to be operational in the second quarter of 2000. In April 1998, the Corporation entered into third-party leasing and subleasing arrangements with Montgomery County, Maryland and a developer that provided for the construction of this new manufacturing facility. These arrangements require the Corporation to make net noncancelable lease payments totaling approximately $12.7 million over the next 18 years and guarantee indebtedness of approximately $4.6 million incurred by the developer to construct the facility.

         The build-out and validation of the new U.S. manufacturing facility has, and will continue to demand considerable time and resources. This operation will likely constrain earnings for the Corporation until later this year.

         The arrangements with Montgomery County and the developer require the Corporation to account for the leases and subleases of the manufacturing facility as capital leases. The assets underlying the capital leases are included with the Corporation's owned property and equipment as of March 31, 2000. Property and equipment at March 31, 2000 included approximately $7.4 million related to these capital leases. The related obligation is included in the Corporation's liabilities at March 31, 2000.

         During the three months ended March 31, 2000 and 1999, the Corporation invested $2.9 million and $0.6 million, respectively, for capital expenditures. Capital expenditures for the three months ended March 31, 2000 were primarily related to leasehold improvements and equipment for the new U.S. manufacturing facility. Also during the first quarter of 2000, the Corporation acquired an additional $0.2 million of property and equipment under capital lease agreements relating to the new U.S. manufacturing facility.

         At March 31, 2000, the Corporation had commitments to spend approximately $6.7 million in capital expenditures, including leasehold improvements, laboratory equipment and information systems. Of this $6.7 million, the Corporation is committed to spend $1.9 million for leasehold improvements and laboratory equipment related to the new U.S. manufacturing facility.

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

BORROWINGS AND CREDIT FACILITIES

         The Corporation has a mortgage loan of $4,300,000 from NationsBank with a maturity date of November 30, 2009 (the "Mortgage Loan") that was used to finance the construction of one of its facilities in Rockville, Maryland. In addition to a principal payment of $10,576 per month, the Mortgage Loan bears interest at the London Inter-Bank Offering Rate ("LIBOR") plus the applicable LIBOR Rate Additional Percentage ("LIBOR Rate Option"). The LIBOR Rate Option ranges from 1.0% to 2.15% depending on the Corporation achieving certain funded debt to EBITDA ratios. At March 31, 2000, the applicable interest rate on the Mortgage Loan was 8.28% and the LIBOR Rate Option was 2.15%. At March 31, 2000, approximately $2.5 million was outstanding on the Mortgage Loan.

         From 1995 to 1999, the Corporation had in place an interest rate swap agreement whereby the variable interest rate portion of the Mortgage Loan was effectively converted into debt with a fixed rate of 6.55% per annum. This agreement expired on November 30, 1999. Amounts paid or received under the interest rate swap agreement were recognized as interest income or expense in the periods in which they accrued and were recorded in the same category as that arising from the Mortgage Loan. The Corporation believes that the effect of the interest rate swap agreement on interest expense was not material.

         The Corporation has available borrowings up to $2,000,000 under the terms of a revolving loan agreement with Bank of America. The revolving loan agreement requires monthly interest payments on the unpaid principal. The unpaid principal and all unpaid accrued interest is payable in full on May 31, 2001, and the line of credit expires at that time. Amounts borrowed under the revolving loan agreement bear interest at the LIBOR rate plus the applicable

LIBOR Rate option that ranges from 0.85% to 2.0% depending on the Corporation achieving certain funded debt to EBITDA ratios. During the first three months of 2000, no amounts were borrowed under this revolving loan agreement.

         The Corporation financed the acquisition of BIOMEVA in July 1996 and obtained additional funds for working capital and expansion of its business through a promissory note with Bank of America in the amount of $1.8 million. The note matures on June 30, 2001. The note requires monthly principal payments of $30,000 and bears interest at the same rate as the Mortgage Loan. At March 31, 2000, $0.5 million was outstanding on the note, and the interest rate on the note was 8.28%. The amendment requires the Corporation to continue making monthly principal payments of $30,000 plus interest through June 30, 2001.

         All of the Corporation's agreements with Bank of America are cross collateralized and are secured by a deed of trust on one of the Corporation's laboratory facilities in Rockville, Maryland. The agreements require the Corporation to comply with financial and restrictive covenants, including fixed charge coverage and funded debt to EBITDA ratios. Specifically, the Corporation must:

         - Maintain a ratio of total funded indebtedness to EBITDA not greater than 3.50 to 1.00 as of the end of each fiscal quarter, calculated on the preceding four-quarter period. EBITDA is defined as earnings before interest, taxes, depreciation and amortization.

         - Maintain a fixed charge coverage ratio as of the end of each quarter of at least 1.25 to 1.00. This ratio is determined by dividing EBITDA by the sum of interest expense and current-maturities of long-term debt and capital leases.

         The Bank of America waived the Corporation's non-compliance of the funded debt to EBITDA covenant which occurred in the first quarter of 2000.

         On July 1, 1999, the Corporation received the proceeds of a $3,000,000 loan from the Department of Business and Economic Development, a department of the State of Maryland. The Corporation is required to use the proceeds for expansion and relocation activities in Rockville, Maryland. The loan requires quarterly principal payments of $107,143 plus accrued interest and matures on June 30, 2006. The loan bears interest at rates from 0% to 7.5% based on the Corporation's achieving specific employment levels over the next six years. The terms of the loan contain annual reporting requirements, including the reporting of employment data. At March 31, 2000, approximately $2.7 million was outstanding on the loan.

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

         Since the revenues and expenses of the Corporation's international operations generally are denominated in local currencies, exchange rate fluctuations between such local currencies and the United States dollar subject the Corporation to currency translation risk with respect to the reported results of its international operations, as well as to other risks associated with international operations. The Corporation derived 15.8% of its revenue for the three months ended March 31, 2000 and 17.5% of its revenue for the three months ended March 31, 1999 from services performed outside of the United States. In addition, the Corporation may be subject to currency risk when the Corporation's service contracts are denominated in a currency other than the currency in which the Corporation incurs expenses related to such contracts.

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

         On January 1, 1999, the participating countries adopted the Euro as their local currency, initially available for currency trading on currency exchanges and non-cash (banking) transactions. The existing local currencies, or legacy currencies, are planned to remain legal tender through January 1, 2002. Beginning on January 1, 2002, Euro-denominated bills and coins are planned to be issued for cash transactions. For a period of six months from this date, both legacy currencies and the Euro are planned to be legal tender. On or before July 1, 2002, the participating countries are planned to withdraw all legacy currency and use the Euro exclusively.

         The introduction of the Euro may have potential implications for the Corporation's existing operations. Currently, Germany is the only country in which the Corporation has operations that is participating in the Euro. While the United Kingdom is a member of the EMU, it is not participating in the Euro conversion at this time; however, it may elect to convert to the

Euro at a later date. Consequently, we are unable to forecast with accuracy whether the conversion to the Euro will have an adverse impact on the Corporation, but potential risks include the costs of modifying our software and information systems, as well as changes in the conduct of business and in the principal European markets for our products and services. Based on the Corporation's work to date, it does not expect to experience any operational disruptions or incur any costs as a result of the introduction of the Euro that would materially affect the Corporation's liquidity or capital resources.

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

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, which summarizes certain of the SEC staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. The Staff Accounting Bulletin is effective for the year beginning January 1, 2000. In March 2000, the SEC issued SAB No. 101A. This guidance defers the effective date of SAB No. 101 until the fiscal quarter ending June 30, 2000 and permits a change that may result from the application of this guidance to be reported as a change in accounting principle. The initial adoption of this guidance is not anticipated to have a material impact on the Corporation's results of operations or financial position, however, the guidance may impact the way in which the Corporation will account for future transactions.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

         The Corporation is exposed to market risk from adverse changes in interest rates and foreign currency exchange rates.

INTEREST RATE RISKS

         The Corporation is exposed to interest rate risk primarily through its investments in short-term marketable securities and cash equivalents and its debt agreements. The Corporation's investment policy calls for investment in short-term, low risk instruments. At March 31, 2000, the Corporation had $6.5 million invested in government and governmental agency securities. A rise in interest rates would have an adverse impact on the fair market value of fixed rate securities. If interest rates fall, floating rate securities may generate less interest income. The Corporation manages its exposure to interest rate risks through investing in securities with maturities of one year or less.

         Additionally, the Corporation is exposed to risk from changes in interest rates as a result of its borrowing activities. At March 31, 2000, the Corporation had total debt of $13.7 million. The Corporation's debt consists of a mortgage loan with approximately $2.5 million outstanding, a promissory note with approximately $0.5 million outstanding, a State of Maryland loan with approximately $2.7 million outstanding, and capital lease obligations of approximately $8.0 million outstanding. In the past, the Corporation has partially managed its exposure to losses through an interest rate swap agreement related to the mortgage loan, but this swap agreement expired on November 30, 1999.

FOREIGN CURRENCY EXCHANGE RISK

         The Corporation's international operations are subject to foreign exchange rate fluctuations. The Corporation derived 15.8% and 17.5% of its revenue for the three months ended March 31, 2000 and 1999, respectively, from services performed in the United Kingdom and Germany. Since the revenue and expenses of the Corporation's international operations generally are denominated in local currencies, exchange rate fluctuations between such local currencies and the United States dollar will subject the Corporation to currency translation risk with respect to the reported results of its foreign operations, as well as to risks sometimes associated with international operations. In addition, the Corporation may be subject to currency risk when the Corporation's service contracts are denominated in a currency other than the currency in which the Corporation incurs expenses related to such contracts. The United Kingdom and Germany have traditionally had relatively stable currencies. The Corporation currently does not hedge its foreign currency exposure. Management does not believe that the Corporation's exposure to foreign currency rate fluctuations is material.

                          PART II -- OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           See Form 10-K filed March 30, 2000.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           As of March 31, 2000, the Corporation had used approximately $18.7 million of the net proceeds from the Corporation's initial public offering toward debt repayment and purchases of laboratory equipment, information systems hardware and software, and interior construction and furnishings of the Corporation's new facility.

           At March 31, 2000, approximately $6.5 million of the net proceeds of the initial public offering were invested in short-term United States government securities, and the balance was invested in money market funds, pending the purchase of additional United States government securities, or in other operating accounts of the Corporation.

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

Dated:   May 11, 2000


                            BioReliance Corporation
                                  (Registrant)



                            By  /s/ Capers W. McDonald
                                -----------------------------------------------
                            Capers W. McDonald
                            President, Chief Executive Officer and Acting Chief Financial Officer