Form 10-Q
period 2000-06-30
BIORELIANCE CORP
filed 2000-08-14
CIK 1036629

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

As of August 1, 2000, 8,121,903 shares of registrant's Common Stock, par value $.01 per share, were outstanding.

================================================================================

                             BIORELIANCE CORPORATION

                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                             NUMBER
                                                                                                             ------
PART I        FINANCIAL INFORMATION

              Item 1  -  Financial Statements:

                    Consolidated Balance Sheets as of December 31, 1999 and
                    June 30, 2000..........................................................................     3

                    Consolidated Statements of Operations for the Three Months and
                    Six Months Ended June 30, 1999 and 2000................................................     4

                    Consolidated Statements of Cash Flows for the Six Months
                    Ended June 30, 1999 and 2000...........................................................     5

                    Notes to Consolidated Financial Statements.............................................     6

              Item 2  -  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations....................................................    10

              Item 3  -  Quantitative and Qualitative Disclosures About Market Risks.......................    20


PART II       OTHER INFORMATION............................................................................    21

SIGNATURES.................................................................................................    23

                             BIORELIANCE CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                                                                       JUNE 30,
                                                                                                     DECEMBER 31,        2000
                                                                                                        1999          (UNAUDITED)
                                                                                                     ------------     -----------
                                                  ASSETS
Current assets:
       Cash and cash equivalents .............................................................        $ 12,273         $ 11,424
       Marketable securities .................................................................           6,491            6,458
       Accounts receivable, net ..............................................................          19,762           19,980
       Other current assets ..................................................................           2,062            2,147
       Deferred income taxes .................................................................              12              ---
                                                                                                      --------         --------
                      Total current assets ...................................................          40,600           40,009
Property and equipment, net ..................................................................          37,085           39,650
Deposits and other assets ....................................................................             294              253
Deferred income taxes ........................................................................             962              480
                                                                                                      --------         --------

                      Total assets ...........................................................        $ 78,941         $ 80,392
                                                                                                      ========         ========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Current portion of long-term debt .....................................................        $  1,484         $  1,307
       Accounts payable ......................................................................           2,673            2,307
       Accrued employee compensation and benefits ............................................           3,001            3,063
       Other accrued liabilities .............................................................           1,619            2,363
       Customer advances .....................................................................           1,874            3,147
       Deferred income taxes .................................................................           3,208            3,208
                                                                                                      --------         --------
                      Total current liabilities ..............................................          13,859           15,395
Long-term debt ...............................................................................          12,546           12,006
                                                                                                      --------         --------
                      Total liabilities ......................................................          26,405           27,401
                                                                                                      --------         --------

Commitments and contingencies

Stockholders' equity:
       Preferred stock, $ .01  par value:  6,900,000 shares authorized;
         no shares issued and outstanding ....................................................             ---              ---
       Common stock, $ .01 par value:  15,000,000 shares authorized;
         7,929,002 and 8,116,709 shares issued and outstanding ...............................              79               81
       Additional paid-in capital ............................................................          52,764           53,128
       Retained earnings .....................................................................             671            1,127
       Accumulated other comprehensive income ................................................            (978)          (1,345)
                                                                                                      --------         --------
                      Total stockholders' equity .............................................          52,536           52,991
                                                                                                      --------         --------

                      Total liabilities and stockholders' equity .............................        $ 78,941         $ 80,392
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

                             BIORELIANCE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                 JUNE 30,                         JUNE 30,
                                                         ------------------------        ------------------------
                                                           1999            2000            1999            2000
                                                         --------        --------        --------        --------
Revenue ..........................................       $ 11,816        $ 13,973        $ 22,132        $ 27,252
                                                         --------        --------        --------        --------
Expenses:
         Cost of sales ...........................          7,585           9,038          15,175          17,796
         Selling, general and administrative .....          4,336           4,136           8,421           7,958
         Research and development ................            310             341             665             708
                                                         --------        --------        --------        --------
                                                           12,231          13,515          24,261          26,462
                                                         --------        --------        --------        --------

Income (loss) from operations ....................           (415)            458          (2,129)            790
                                                         --------        --------        --------        --------
Other (income) expense:
         Interest income .........................           (325)           (305)           (786)           (586)
         Interest expense ........................            191             279             384             412
         Other expense ...........................            196              27             243             177
                                                         --------        --------        --------        --------
                                                               62               1            (159)              3
                                                         --------        --------        --------        --------

Income (loss) before income taxes ................           (477)            457          (1,970)            787
Income tax provision (benefit) ...................           (130)            192            (496)            331
                                                         --------        --------        --------        --------
Net income (loss) ................................       $   (347)       $    265        $ (1,474)       $    456
                                                         --------        --------        --------        --------
Net income (loss) per share:
         Basic ...................................       $  (0.04)       $   0.03        $  (0.19)       $   0.06
                                                         ========        ========        ========        ========

         Diluted .................................       $  (0.04)       $   0.03        $  (0.19)       $   0.06
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

                             BIORELIANCE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                 SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                              -------------------------
                                                                                1999             2000
                                                                              --------         --------
Cash flows from operating activities:
  Net income (loss) ..................................................        $ (1,474)        $    456
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation ...................................................           2,160            1,973
      Amortization expense ...........................................             127               46
      Amortization of bond premiums and discounts ....................            (290)            (155)
      Loss on disposal ...............................................               2              135
      Deferred income taxes, net .....................................             214              494
      Changes in current assets and liabilities:
          Accounts receivable, net ...................................           1,013             (215)
          Other current assets .......................................             551             (104)
          Accounts payable ...........................................             468             (338)
          Accrued employee compensation and benefits .................              49               69
          Other accrued liabilities ..................................            (129)             766
          Customer advances ..........................................            (785)           1,379
      Increase in deposits and other assets ..........................            (616)             (48)
                                                                              --------         --------
              Net cash provided by operating activities ..............           1,290            4,458
                                                                              --------         --------
Cash flows from investing activities:
      Purchases of marketable securities .............................          (5,871)         (12,812)
      Proceeds from the maturities of marketable securities ..........          14,500           13,000
      Purchases of property and equipment ............................          (4,824)          (4,686)
                                                                              --------         --------
              Net cash provided by (used in) investing activities ....           3,805           (4,498)
                                                                              --------         --------
Cash flows from financing activities:
      Proceeds from exercise of stock options ........................             151              366
      Payments on debt and capital lease obligations .................            (803)            (784)
                                                                              --------         --------
              Net cash used in financing activities ..................            (652)            (418)
                                                                              --------         --------
Effect of exchange rate changes on cash and cash equivalents .........            (664)            (391)
                                                                              --------         --------
Net increase in cash and cash equivalents ............................           3,779             (849)
Cash and cash equivalents, beginning of period .......................           8,847           12,273
                                                                              --------         --------
Cash and cash equivalents, end of period .............................        $ 12,626         $ 11,424
                                                                              ========         ========


        The accompanying notes are an integral part of these consolidated financial statements.

                             BIORELIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) DESCRIPTION OF THE BUSINESS

       BioReliance Corporation (the "Corporation") is a contract service organization that provides testing, development and manufacturing services for biologics and other biomedical products to biotechnology and pharmaceutical companies worldwide.

(2) INTERIM FINANCIAL STATEMENTS PRESENTATION

       The accompanying interim financial statements are unaudited and have been prepared by the Corporation pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore these consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in the Corporation's Annual Report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements for the three-month and six-month period ended June 30, 1999 and 2000 include all normal and recurring adjustments that are necessary for a fair presentation of the results of the interim period. The results of operations for the three-month and six-month period ended June 30, 1999 and 2000 are not necessarily indicative of the results for the entire year ending December 31, 2000.

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

       The following table represents reconciliations between the weighted average common stock outstanding used in basic EPS and the weighted average common and common equivalent shares outstanding used in diluted EPS for each of the periods presented:

                                                                   THREE MONTHS              SIX MONTHS
                                                                   ENDED JUNE 30,           ENDED JUNE 30,
                                                                 1999         2000         1999         2000
                                                                 -----        -----        -----        -----
                                                                                (IN THOUSANDS)

Weighted average common stock outstanding ...............        7,858        8,032        7,846        7,987
Stock  options, as if converted .........................          ---          152          ---          213
                                                                 -----        -----        -----        -----
Weighted average common and common equivalent shares
outstanding .............................................        7,858        8,184        7,846        8,200
                                                                 =====        =====        =====        =====

(4) SEGMENT INFORMATION

       Summarized financial information concerning the Corporation's reportable segments, for the three months and six months ended June 30, is shown in the following table:

                                                  THREE MONTHS                      SIX MONTHS
                                                 ENDED JUNE 30,                    ENDED JUNE 30,
                                             1999             2000             1999             2000
                                           --------         --------         --------         --------
                                                                 (IN THOUSANDS)
Revenues:
   Testing and Development                 $ 11,213         $ 12,538         $ 20,151         $ 24,106
   Manufacturing                                603            1,435            1,981            3,146
                                           --------         --------         --------         --------
       Total                               $ 11,816         $ 13,973         $ 22,132         $ 27,252
                                           ========         ========         ========         ========
Gross Profit:
   Testing and Development                 $  4,896         $  5,259         $  7,684         $  9,695
   Manufacturing                               (665)            (324)            (727)            (239)
                                           --------         --------         --------         --------
       Total                               $  4,231         $  4,935         $  6,957         $  9,456
                                           ========         ========         ========         ========

       Summarized financial information concerning the Corporation's revenues and gross profit by geographic region for the three months and six months ended June 30, is shown in the following table:

                                        THREE MONTHS                 SIX MONTHS
                                       ENDED JUNE 30,               ENDED JUNE 30,
                                    1999           2000          1999            2000
                                  -------        -------        -------        -------
                                                     (IN THOUSANDS)
Revenues:
   United States                  $10,026        $12,138        $18,544        $23,306
   Europe                           1,790          1,835          3,588          3,946
                                  -------        -------        -------        -------
      Total                       $11,816        $13,973        $22,132        $27,252
                                  =======        =======        =======        =======
Gross Profit:
   United States                  $ 3,573        $ 4,275        $ 5,944        $ 7,911
   Europe                             658            660          1,013          1,545
                                  -------        -------        -------        -------
      Total                       $ 4,231        $ 4,935        $ 6,957        $ 9,456
                                  =======        =======        =======        =======

(5) RESTRUCTURING

       During the second quarter 2000, the Corporation announced a plan for the consolidation of German testing and development services into its Stirling, Scotland operations. In connection with the plan, the Corporation recorded a pre-tax restructuring charge of $263,000 in the second quarter. Of the total restructuring charge, $85,000 related to personnel costs, $78,000 related to property and equipment write-downs, and $100,000 related to lease termination and other administrative facility closing costs. These restructuring costs are included in selling, general and administrative expenses.

(6) RELATED PARTIES

       Beginning in April 2000, the Corporation retained the consulting services of two members of its Board of Directors. During the second quarter of 2000, the Corporation accrued $125,000 as selling, general and administrative expenses related to these consulting services.

(7) NEW ACCOUNTING PRONOUNCEMENTS

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

       In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, which summarizes certain of the SEC staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. The Staff Accounting Bulletin is effective for the year beginning January 1, 2000. In March 2000, the SEC issued SAB No. 101A. This guidance defers the effective date of SAB No. 101 until the fiscal quarter ending June 30, 2000, and permits a change that may result from the application of this guidance to be reported as a change in accounting principle. In June 2000, the SEC issued SAB No. 101B. SAB 101B delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal quarters beginning after December 15, 1999. The initial adoption of this guidance is not anticipated to have a material impact on the Corporation's results of operations or financial position, however, the guidance may impact the way in which the Corporation will account for future transactions.

(8) CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Certain statements made in this Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or similar words or phrases. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by BioReliance with the Securities and Exchange Commission, including in its Forms 10-K and 10-Q, and include, among others, the following: general economic and market conditions; the size and growth of the overall markets for biopharmaceuticals, including the amounts spent on research and development by biotechnology and pharmaceutical companies; changes in government regulations; the size, timing and mix of contracts for the Corporation's products and services; the ability of BioReliance to attract and retain qualified technical and management personnel; seasonal demand for the Corporation's products and services; fluctuations and difficulty in forecasting operating results; the ability of BioReliance to sustain, manage or forecast its growth and utilize its facilities; the loss of significant contracts or customers; business disruptions and other factors referenced in the above reports. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Corporation's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999

       Revenue was $14.0 million for the three months ended June 30, 2000, an increase of 18.6% over revenue of $11.8 million for the three months ended June 30, 1999. The increase was attributable to increases in revenue generated from testing and development services and manufacturing services, resulting from continued improvement in the rate of new orders.

       Testing and development services generated revenue of $12.5 million for the three months ended June 30, 2000, an increase of 11.6% from revenue of $11.2 million for the three months ended June 30, 1999. This increase was primarily due to increased revenue from development projects in both the U.S. and Europe, particularly in the viral clearance area. U.S. revenue was also positively impacted by an increase in revenue generated from the toxicology departments. During the second quarter, the Corporation consolidated German testing and development services into its operations in Stirling, Scotland, resulting in decreased testing and development revenue generated in Germany.

       Manufacturing services generated revenue of $1.5 million for the three months ended June 30, 2000, an increase of 150.0% from revenue of $0.6 million for the three months ended June 30, 1999. The increase in manufacturing revenue can be attributed to growth in orders for both Phase I/II and Phase III services and new contract commitments, including a contract for the Corporation to supply up to several million doses of a vaccine, currently under development, and initiation of other Phase III production programs.

       Testing and development services and manufacturing services accounted for 89.3% and 10.7%, respectively, of the Corporation's revenue for the three months ended June 30, 2000, and 94.8% and 5.2%, respectively, of the Corporation's revenue for the three months ended June 30, 1999.

       Revenue generated in Europe remained constant at $1.8 million for the three months ended June 30, 2000 and 1999.

       Cost of sales was $9.0 million for the three months ended June 30, 2000, an increase of 18.4% over cost of sales of $7.6 million for the three months ended June 30, 1999. As a percentage of total revenue, cost of sales remained relatively constant as a percentage of revenue, decreasing to 64.3% for the three months ended June 30, 2000 from 64.4% for the three months ended June 30, 1999. Cost of sales increased due to an increase in direct labor and fringe benefits, direct materials and depreciation.

       Gross profit for testing and development services was $5.3 million for the three months ended June 30, 2000, an increase from a gross profit of $4.9 million for the three months ended June 30, 1999. Manufacturing services generated a loss of $0.3 million for the three months ended June 30, 2000, compared to a loss of $0.7 million for the three months ended June 30, 1999. The increase in gross profit from testing and development services and the decrease in the loss from manufacturing services can be attributed to revenue growth, partially offset by increases in direct labor and fringe benefits, direct materials and depreciation. The increase in depreciation can be attributed to the opening of the Corporation's new manufacturing facility placed in service in the second quarter. Revenue growth has exceeded the rate at which costs have increased as a result of more efficient use of capacity.

       Gross profit for Europe remained constant at $0.7 million for the three months ended June 30, 2000 and 1999.

       Selling, general and administrative expense was $4.1 million for the three months ended June 30, 2000, a decrease of 4.6% from selling, general and administrative expense of $4.3 million for the three months ended June 30, 1999. As a percentage of revenue, selling, general and administrative expenses decreased to 29.3% for the three months ended June 30, 2000 from 36.6% for the three months ended June 30, 1999. The decrease is due primarily to decreases in labor and fringe costs and a decrease in the provision for bad debt expense. The decrease in bad debt expense relates to an improvement in the Corporation's accounts receivable aging. The decrease is partially offset by the accrual of restructuring expenses related to German testing and development and the accrual of consulting fees to two members of the Corporation's Board of Directors.

       Research and development expense remained constant at $0.3 million for the three months ended June 30, 2000 and June 30, 1999. These expenses represent the investment of internal resources to develop new methods and tests to support the Corporation's services.

       Income from operations was $0.5 million for the three months ended June 30, 2000 compared to a loss from operations of $0.4 million for the three months ended June 30, 1999. The change can be attributed to an increase in revenue and a decrease in selling, general and administrative expenses, partially offset by an increase in cost of sales.

       Net interest and other expense was $1,000 for the three months ended June 30, 2000, compared to net interest and other income of $62,000 for the three months ended June 30, 1999. Interest income remained constant at $0.3 million for the three months ended June 30, 2000 and the three months ended June 30, 1999. Interest expense increased to $0.3 million for the three months ended
June 30, 2000 compared to $0.2 million for the three months ended June 30, 1999.

       The provision for income taxes was $192,000 for the three months ended June 30, 2000, compared to a benefit from income taxes of $130,000 for the three months ended June 30, 1999. The Corporation's effective tax rate was 42.0% for the three months ended June 30, 2000 and 27.2% for the three months ended June 30, 1999. The increase in the effective tax rate is the result of the Corporation's generation of income before income taxes and a higher proportion of higher rate U.S. and German sourced income.

       Net income was $0.3 million for the three months ended June 30, 2000, compared to a net loss of $0.3 million for the three months ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999

       Revenue was $27.2 million in the six months ended June 30, 2000, an increase of 23.1% from revenue of $22.1 million in the six months ended June 30, 1999. The increase was attributable to increases in revenue derived from both testing and development services and manufacturing services, resulting from continued improvement in the rate of new orders.

       Testing and development services generated revenue of $24.1 million for the six months ended June 30, 2000, an increase of 19.9% from revenue of $20.1 million for the six months ended June 30, 1999. The increase in testing and development revenue is attributable to an increase in revenue derived in both the U.S. and the U.K. This increase was primarily due to increased revenue from development projects in both the U.S. and Europe, particularly in the viral clearance and analytical areas. U.S. revenue was also positively impacted by an increase in revenue generated from the toxicology departments. During the second quarter, the Corporation consolidated German testing and development services into its operations in Stirling, Scotland, resulting in decreased development revenue generated in Germany.

       Manufacturing services generated revenue of $3.1 million for the six months ended June 30, 2000, an increase of 55.0% from revenue of $2.0 million for the six months ended June 30, 1999. The increase can be attributed to increases in revenue generated in the U.S. The increase in manufacturing revenue can be attributed to growth in orders for both Phase I/II and Phase III services and new contract commitments, including a contract for the Corporation to supply up to several million doses of a vaccine, currently under development, and initiation of other Phase III production programs.

       Testing and development services and manufacturing services accounted for 88.6% and 11.4%, respectively, of the Corporation's revenue for the six months ended June 30, 2000 and 91.0% and 9.0%, respectively, of the Corporation's revenue for the six months ended June 30, 1999.

       Revenue generated in Europe increased from $3.6 million for the six months ended June 30, 1999, an increase of 8.3% to revenue of $3.9 million for the six months ended June 30, 2000.

       Cost of sales was $17.8 million for the six months ended June 30, 2000, an increase of 17.1% over cost of sales of $15.2 million for the six months ended June 30, 1999. As a percentage of total revenue, cost of sales decreased to 65.4% for the six months ended June 30, 2000 from 68.5% for the six months ended June 30, 1999. Cost of sales increased due to an increase in direct labor and fringe benefits, direct materials and depreciation.

       Gross profit for testing and development services was $9.7 million for the six months ended June 30, 2000, an increase from a gross profit of $7.7 million for the six months ended June 30, 1999. Gross profit for manufacturing services generated a loss of $0.2 million for the six months ended June 30, 2000, compared to a loss of $0.7 million for the six months ended June 30, 1999. The increase in gross profit for testing and development services and the decrease in the loss from manufacturing services can be attributed to revenue growth, partially offset by increases in direct labor and fringe benefits, direct materials and depreciation. Revenue growth has exceeded the rate at which costs have increased as a result of more efficient use of capacity.

       Gross profit for Europe increased from $1.0 million for the six months ended June 30, 1999, an increase of 50.0% to $1.5 million for the six months ended June 30, 2000. The increase in gross profit is a result of increased
 European revenue for both segments.

       Selling, general and administrative expense was $8.0 million for the six months ended June 30, 2000, a decrease of 4.8% from selling, general and administrative expense of $8.4 million in the six months ended June 30, 1999. As a percentage of revenue, selling, general and administrative expenses decreased to 29.4% for the six months ended June 30, 2000 from 38.0% for the six months ended June 30, 1999. The decrease is a result of a decrease in labor and fringe benefits and a decrease in the provision for bad debt expense. The decrease in bad debt expense relates to an improvement in the Corporation's accounts receivable aging. The decrease is partially offset by the accrual of restructuring expenses related to German testing and development and the accrual of consulting fees to two members of the Corporation's Board of Directors.

       Research and development expense remained constant at $0.7 million for the six months ended June 30, 2000 and June 30, 1999. These expenses represent the investment of internal resources to develop new methods and tests to support the Corporation's services.

       The Corporation reported net income from operations of $0.8 million for the six months ended June 30, 2000, as compared to a loss from operations of $2.1 million for the six months ended June 30, 1999. The change can be attributed to an increase in revenue and a decrease in selling, general and administrative expenses, partially offset by an increase in cost of sales.

       The Corporation earned net interest and other income of $3,000 for the six months ended June 30, 2000 and $0.2 million for the six months ended June 30, 1999. Interest income was $0.6 million for the six months ended June 30, 2000 and $0.8 million for the six months ended June 30, 1999. Interest expense remained constant at $0.4 million for the six months ended June 30, 2000 and the six months ended June 30, 1999.

       The provision for income taxes was $331,000 for the six months ended June 30, 2000, compared to a benefit of $496,000 for the six months ended June 30, 1999. The effective tax rate was 42.1% for the six months ended June 30, 2000 and 25.1% for the six months ended June 30, 1999. The increase in the effective tax rate is the result of the Corporation's generation of income before income taxes and a higher proportion of higher rate U.S. and German sourced income.

       The Corporation reported net income of $0.5 million for the six months ended June 30, 2000, as compared to a net loss of $1.5 million for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

       The Corporation has funded its business through existing cash, cash flows from operations, long-term bank loans and capital leases. At June 30, 2000, the Corporation had cash, cash equivalents and marketable securities of $17.9 million, compared to cash, cash equivalents and marketable securities of $18.8 million at December 31, 1999.

       The Corporation generated cash flows from operations of $4.5 million for the six months ended June 30, 2000, compared to $1.3 million for the six months ended June 30, 1999. Net income (loss), as adjusted for depreciation, amortization, loss on disposal and deferred income taxes, provided $2.9 million and $0.7 million for the six months ended June 30, 2000 and 1999, respectively. This increase in adjusted net income was due primarily to the generation of a net profit for the six months ended June 30, 2000. Changes in other assets and liabilities provided cash of $1.5 million for the six months ended June 30, 2000, primarily due to increases in customer advances and other accrued liabilities, partially offset by increases in accounts receivable and other current assets and a decrease in accounts payable. Changes in other assets and liabilities provided cash of $0.5 million for the six months ended June 30, 1999, primarily due to decreases in accounts receivable and other assets and an increase in accounts payable, partially offset by decreases in customer advances and other accrued liabilities and an increase in deposits and other assets.

       Working capital decreased to $24.6 million at June 30, 2000, from $26.7 million at December 31, 1999. This decrease in working capital was due primarily to an increase in customer advances resulting from increased payments from customers and an increase in accrued liabilities. Cash and cash equivalents also decreased as cash was used for purchases of property and equipment, particularly related to the completion of its new manufacturing facility and the repayment of debt.

       The Corporation moved into a new corporate headquarters and laboratory facility in Rockville, Maryland in August 1998. The building was constructed under a build-to-lease agreement with a developer. This new headquarters facility consolidated existing research and development and administrative activities and expanded the Corporation's laboratory and other capacity for operations. The lease agreement for this facility requires the Corporation to make noncancelable lease payments totaling approximately $10.2 million through 2013.

       The Corporation's new manufacturing facility in Rockville, Maryland became operational in the second quarter of 2000. In April 1998, the Corporation entered into third-party leasing and subleasing arrangements with Montgomery County, Maryland and a developer that provided for the construction of this new manufacturing facility. These arrangements require the Corporation to make net noncancelable lease payments totaling approximately $12.1 million over the next 18 years and guarantee indebtedness of approximately $4.6 million incurred by the developer to construct the facility.

       The build-out and validation of the new U.S. manufacturing facility has demanded and will continue to demand considerable time and resources. The Corporation is not yet utilizing full capacity in this building. This operation will likely constrain earnings for the Corporation at least through this year. Management cannot predict when, if ever, the facility will generate positive cash flow.

       The arrangements with Montgomery County and the developer require the Corporation to account for the leases and subleases of the manufacturing facility as capital leases. The assets underlying the capital leases are included with the Corporation's owned property and equipment as of June 30, 2000. Property and equipment at June 30, 2000 included approximately $7.4 million, net of accumulated depreciation, related to these capital leases. The related obligation is included in the Corporation's liabilities at June 30, 2000.

       During the six months ended June 30, 2000 and 1999, the Corporation invested $4.7 million and $4.8 million, respectively, for capital expenditures. Capital expenditures for the six months ended June 30, 2000 were primarily related to leasehold improvements and equipment for the new manufacturing facility. Also during the six months ended June 30, 2000, the

Corporation acquired an additional $0.2 million of property and equipment under capital lease agreements relating to the new U.S. manufacturing facility.

       At June 30, 2000, the Corporation had commitments to spend approximately $4.9 million in capital expenditures, including for leasehold improvements, laboratory equipment and information systems. Of this $4.9 million, the Corporation is committed to spend $1.3 million for leasehold improvements and laboratory equipment related to the new U.S. manufacturing facility.

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

BORROWINGS AND CREDIT FACILITIES

       The Corporation has a mortgage loan of $4,300,000 from Bank of America with a maturity date of November 30, 2009 (the "Mortgage Loan") that was used to finance the construction of one of its facilities in Rockville, Maryland. In addition to a principal payment of $10,576 per month, the Mortgage Loan bears interest at the London Inter-Bank Offering Rate ("LIBOR") plus the applicable LIBOR Rate Additional Percentage ("LIBOR Rate Option"). The LIBOR Rate Option ranges from 1.0% to 2.15% depending on the Corporation achieving certain funded debt to EBITDA ratios. At June 30, 2000, the applicable interest rate on the Mortgage Loan was 9.24% and the LIBOR Rate Option was 2.15%. At June 30, 2000, approximately $2.5 million was outstanding on the Mortgage Loan.

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

       The Corporation has available borrowings up to $2,000,000 under the terms of a revolving loan agreement with Bank of America. The revolving loan agreement requires monthly interest payments on the unpaid principal. The unpaid principal and all unpaid accrued interest is payable in full on May 31, 2001, and the line of credit expires at that time. Amounts borrowed under the revolving loan agreement bear interest at the LIBOR rate plus the applicable LIBOR Rate option that ranges from 0.85% to 2.0% depending on the Corporation achieving certain funded debt to EBITDA ratios. During the first six months of 2000, no amounts were borrowed under this revolving loan agreement.

       The Corporation financed the acquisition of BIOMEVA in July 1996 and obtained additional funds for working capital and expansion of its business through a promissory note with Bank of America in the amount of $1.8 million. The note matures on June 30, 2001. The note requires monthly principal payments of $30,000 and bears interest at the same rate as the Mortgage Loan. At June 30, 2000, $0.4 million was outstanding on the note, and the interest rate on the note was 9.24%.

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

       The Corporation was in compliance with its debt covenants at June 30, 2000.

       On July 1, 1999, the Corporation received the proceeds of a $3,000,000 loan from the Department of Business and Economic Development, a department of the State of Maryland. The Corporation is required to use the proceeds for expansion and relocation activities in Rockville, Maryland. The loan requires quarterly principal payments of $107,143 plus accrued interest and matures on June 30, 2006. The loan bears interest at rates from 0.0% to 7.5% based on the Corporation's achieving specific employment levels over the next six years. The terms of the loan contain annual reporting requirements, including the reporting of employment data. At June 30, 2000, approximately $2.6 million was outstanding on the loan.

FOREIGN CURRENCY

       The accounts of the Corporation's international subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated into United States dollars at period-end exchange rates, and revenue and expense accounts are translated at average monthly exchange rates. Net exchange gains and losses resulting from such translations are excluded from net income and are accumulated in a separate component of stockholders' equity. The Corporation recorded net exchange losses of $0.2 million and $0.3 million for the three months ended June 30, 2000 and 1999, respectively. The Corporation recorded net exchange losses of $0.4 million and $0.7 million for the six months ended June 30, 2000 and 1999, respectively.

       Since the revenues and expenses of the Corporation's international operations generally are denominated in local currencies, exchange rate fluctuations between such local currencies and the United States dollar subject the Corporation to currency translation risk with respect to the reported results of its international operations, as well as to other risks associated with international operations. The Corporation derived 12.9% of its revenue for the three months ended June 30, 2000 and 15.2% of its revenue for the three months ended June 30, 1999 from services performed outside of the United States. The Corporation derived 14.3% of its revenue for the six months ended June 30, 2000 and 16.2% of its revenue for the six months ended June 30, 1999 from services performed outside of the United States. In addition, the Corporation may be subject to currency risk when the Corporation's service contracts are denominated in a currency other than the currency in which the Corporation incurs expenses related to such contracts.

       There can be no assurance that the Corporation will not experience fluctuations in financial results from the Corporation's operations outside the United States, and there can be no assurance the Corporation will be able, contractually or otherwise, to reduce the currency risks associated with its foreign operations. Although at the present time the Corporation does not use derivative financial instruments to manage or control foreign currency risk, there can be no assurance that the Corporation will not use such financial instruments in the future or that any such use will be successful in managing or controlling foreign currency risk.

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

       In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, which summarizes certain of the SEC staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. The Staff Accounting Bulletin is effective for the year beginning January 1, 2000. In March 2000, the SEC issued SAB No. 101A. This guidance defers the effective date of SAB No. 101 until the fiscal quarter ending June 30, 2000 and permits a change that may result from the application of this guidance to be reported as a change in accounting principle. In June 2000, the SEC issued SAB No. 101B. SAB 101B delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal quarters beginning after December 15, 1999. The initial adoption of this guidance is not anticipated to have a material impact on the Corporation's results of operations or financial position, however, the guidance may impact the way in which the Corporation will account for future transactions.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

       The Corporation is exposed to market risk from adverse changes in interest rates and foreign currency exchange rates.

INTEREST RATE RISKS

       The Corporation is exposed to interest rate risk primarily through its investments in short-term marketable securities and cash equivalents and its debt agreements. The Corporation's investment policy calls for investment in short-term, low risk instruments. At June 30, 2000, the Corporation had $6.5 million invested in government and governmental agency securities. A rise in interest rates would have an adverse impact on the fair market value of fixed rate securities. If interest rates fall, floating rate securities may generate less interest income. The Corporation manages its exposure to interest rate risks through investing in securities with maturities of one year or less.

       Additionally, the Corporation is exposed to risk from changes in interest rates as a result of its borrowing activities. At June 30, 2000, the Corporation had total debt of $13.3 million. The Corporation's debt consists of a mortgage loan with approximately $2.5 million outstanding, a promissory note with approximately $0.4 million outstanding, a State of Maryland loan with approximately $2.6 million outstanding, and capital lease obligations of approximately $7.8 million outstanding. In the past, the Corporation has partially managed its exposure to losses through an interest rate swap agreement related to the mortgage loan, but this swap agreement expired on November 30, 1999.

FOREIGN CURRENCY EXCHANGE RISK

       The Corporation's international operations are subject to foreign exchange rate fluctuations. The Corporation derived 12.9% and 15.2% of its revenue for the three months ended June 30, 2000 and 1999, respectively, from services performed in the United Kingdom and Germany. The Corporation derived 14.3% and 16.2% of its revenue for the six months ended June 30, 2000 and 1999, respectively, from services performed in the United Kingdom and Germany. Since the revenue and expenses of the Corporation's international operations generally are denominated in local currencies, exchange rate fluctuations between such local currencies and the United States dollar will subject the Corporation to currency translation risk with respect to the reported results of its foreign operations, as well as to risks sometimes associated with international operations. In addition, the Corporation may be subject to currency risk when the Corporation's service contracts are denominated in a currency other than the currency in which the Corporation incurs expenses related to such contracts. The United Kingdom and Germany have traditionally had relatively stable currencies. The Corporation currently does not hedge its foreign currency exposure. Management does not believe that the Corporation's exposure to foreign currency rate fluctuations is material.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        See Form 10-K filed March 30, 2000.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        As of June 30, 2000, the Corporation had used approximately $18.2 million of the net proceeds from the Corporation's initial public offering toward debt repayment and purchases of laboratory equipment, information systems hardware and software, and interior construction and furnishings of the Corporation's new facility.

        At June 30, 2000, approximately $6.5 million of the net proceeds of the initial public offering were invested in short-term United States government securities, and the balance was invested in money market funds, pending the purchase of additional United States government securities, or in other operating accounts of the Corporation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        At the Annual Meeting of Shareholders held on May 17, 2000, the following proposals were adopted by the margins indicated:

        1. To reelect Mr. Sidney R. Knafel and Mr. Capers W. McDonald as directors of the Corporation to terms expiring in 2003.

                                                                          Number of Shares
                                                                  For                       Withheld
              Sidney R. Knafel                                 7,321,753                     32,652
              Capers W. McDonald                               7,318,523                     35,882

        2. To ratify the appointment of PricewaterhouseCoopers LLP as the Corporation's auditors.

                        For                     7,353,419
                        Against                       333
                        Abstain                       651

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


Dated:       August 14, 2000


                               BioReliance Corporation
                                    (Registrant)




                               By /s/ Capers W. McDonald
                                  -------------------------------------------

                               Capers W. McDonald
                               President and Chief Executive Officer



                               By /s/ John L. Coker
                                  -------------------------------------------

                               John L. Coker
                               Vice President, Finance and Administration, Chief Financial Officer and Treasurer
                               (Principal Financial and Accounting Officer)