Form 10-Q
period 2000-09-30
BIORELIANCE CORP
filed 2000-11-14
CIK 1036629

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

As of October 31, 2000, 8,189,467 shares of registrant's Common Stock, par value $.01 per share, were outstanding.

================================================================================

                             BIORELIANCE CORPORATION

                                TABLE OF CONTENTS


                                                                                           PAGE
                                                                                          NUMBER
                                                                                          ------

PART I     FINANCIAL INFORMATION

           Item 1  -  Financial Statements:

                Consolidated Balance Sheets as of December 31, 1999 and
                September 30, 2000 (Unaudited)............................................   3

                Consolidated (Unaudited) Statements of Operations for the Three
                Months and Nine Months Ended September 30, 1999 and 2000..................   4

                Consolidated (Unaudited) Statements of Cash Flows for the Nine
                Months Ended September 30, 1999 and 2000..................................   5

                Notes to Consolidated (Unaudited) Financial Statements....................   6

           Item 2  -  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................................  10

           Item 3  -  Quantitative and Qualitative Disclosures About Market Risks...        21


PART II    OTHER   INFORMATION............................................................  22

SIGNATURES................................................................................  23

                             BIORELIANCE CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                               SEPTEMBER 30,
                                                                                   DECEMBER 31,                    2000
                                                                                      1999                     (UNAUDITED)
                                                                              ----------------------      ----------------------

                                             ASSETS
Current assets:
      Cash and cash equivalents ............................................  $         12,273              $         11,255
      Marketable securities ................................................             6,491                         6,460
      Accounts receivable, net .............................................            19,762                        20,000
      Other current assets .................................................             2,062                         2,546
      Deferred income taxes ................................................                12                             ---
                                                                                ----------------              ----------------
                   Total current assets ....................................            40,600                        40,261
Property and equipment, net ................................................            37,085                        39,479
Deposits and other assets ..................................................               294                           250
Deferred income taxes ......................................................               962                           480
                                                                                ----------------              ----------------

                   Total assets ............................................  $         78,941              $         80,470
                                                                                ================              ================

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt ....................................  $          1,484              $          1,181
      Accounts payable .....................................................             2,673                         2,216
      Accrued employee compensation and benefits ...........................             3,001                         2,808
      Other accrued liabilities ............................................             1,619                         2,943
      Customer advances ....................................................             1,874                         2,945
      Deferred income taxes.................................................             3,208                         3,371
                                                                                ----------------              ----------------
                   Total current liabilities ...............................            13,859                        15,464
Long-term debt .............................................................            12,546                        11,819
                                                                                ----------------              ----------------
                   Total liabilities .......................................            26,405                        27,283
                                                                                ----------------              ----------------

Commitments and contingencies

Stockholders' equity:
      Preferred stock, $.01  par value:  6,900,000 shares authorized;
        no shares issued and outstanding ...................................                 ---                           ---
      Common stock, $.01 par value:  15,000,000 shares authorized;
        7,929,002 and 8,186,114 shares issued and outstanding ..............                79                            81
      Additional paid-in capital ...........................................            52,764                        53,143
      Retained earnings ....................................................               671                         1,497
      Accumulated other comprehensive income ...............................              (978)                       (1,534)
                                                                                ----------------              ----------------
                   Total stockholders' equity ..............................            52,536                        53,187
                                                                                ----------------              ----------------

                   Total liabilities and stockholders' equity ..............  $         78,941              $         80,470
                                                                                ================              ================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             BIORELIANCE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                                SEPTEMBER 30,                             SEPTEMBER 30,
                                                   ------------------------------------         ----------------------------------
                                                        1999                 2000                   1999                 2000
                                                   ---------------       --------------         --------------        ------------

Revenue .....................................    $         12,424      $        14,349        $        34,556       $      41,601
                                                   ---------------       --------------         --------------        ------------

Expenses:
      Cost of sales .........................               7,705                9,679                 22,880              27,475
      Selling, general and administrative ...               3,919                3,527                 12,340              11,485
      Research and development ..............                 330                  341                    995               1,049
                                                   ---------------       --------------         --------------        ------------
                                                           11,954               13,547                 36,215              40,009
                                                   ---------------       --------------         --------------        ------------

Income (loss) from operations ...............                 470                  802                 (1,659)              1,592
                                                   ---------------       --------------         --------------        ------------
Other (income) expense:
      Interest income .......................                (193)                (292)                  (979)               (878)
      Interest expense ......................                 227                  252                    611                 664
      Other expense .........................                  22                  201                    265                 378
                                                   ---------------       --------------         --------------        ------------
                                                               56                  161                   (103)                164
                                                   ---------------       --------------         --------------        ------------

Income (loss) before income taxes ...........                 414                  641                 (1,556)              1,428
Income tax provision (benefit) ..............                 188                  271                   (308)                602
                                                   ---------------       --------------         --------------        ------------

Net income (loss) ...........................    $            226      $           370        $        (1,248)      $         826
                                                   ---------------       --------------         --------------        ------------

Net income (loss) per share:

      Basic .................................    $           0.03      $          0.05        $         (0.16)      $        0.10
                                                   ===============       ==============         ==============        ============

      Diluted ...............................    $           0.03      $          0.04        $         (0.16)      $        0.10
                                                   ===============       ==============         ==============        ============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             BIORELIANCE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                            ----------------------------------
                                                                                1999                 2000
                                                                            --------------       -------------
Cash flows from operating activities:
  Net income (loss) ...................................................   $        (1,248)     $          826
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation ....................................................             3,314               3,091
      Amortization expense ............................................               196                  54
      Amortization of bond discounts ..................................              (390)               (261)
      Loss on disposal ................................................                 6                 212
      Deferred income taxes, net ......................................               214                 657
      Changes in current assets and liabilities:
          Accounts receivable, net ....................................             2,539                (165)
          Other current assets ........................................               743                (519)
          Accounts payable ............................................                63                (418)
          Accrued employee compensation and benefits ..................               131                (181)
          Other accrued liabilities ...................................               613               1,366
          Customer advances ...........................................              (631)              1,238
      Increase in deposits and other assets ...........................              (643)               (111)
                                                                            --------------       -------------
               Net cash provided by operating activities ..............             4,907               5,789
                                                                            --------------       -------------

Cash flows from investing activities:
    Purchases of marketable securities ................................           (10,288)            (19,208)
    Proceeds from the maturities of marketable securities .............            21,000              19,500
    Purchases of property and equipment ...............................           (11,586)             (5,740)
                                                                            --------------       -------------
               Net cash provided by (used in) investing activities ....              (874)             (5,448)
                                                                            --------------       -------------

Cash flows from financing activities:
     Proceeds from exercise of stock options ..........................               178                 381
     Proceeds from loan ...............................................             3,000                 ---
     Payments on debt and capital lease obligations ...................            (1,210)             (1,110)
                                                                            --------------       -------------
               Net cash provided by(used in) financing activities .....             1,968                (729)
                                                                            --------------       -------------

Effect of exchange rate changes on cash and cash equivalents ..........              (429)               (630)
                                                                            --------------       -------------

Net increase(decrease) in cash and cash equivalents ...................             5,572              (1,018)
Cash and cash equivalents, beginning of period ........................             8,847              12,273
                                                                            --------------       -------------

Cash and cash equivalents, end of period ..............................   $        14,419      $       11,255
                                                                            ==============       =============




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

(2) INTERIM FINANCIAL STATEMENTS PRESENTATION

       The accompanying interim financial statements are unaudited and have been prepared by the Corporation pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore these consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in the Corporation's Annual Report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements for the three-month and nine-month period ended September 30, 1999 and 2000 include all normal and recurring adjustments that are necessary for a fair presentation of the results of the interim period. The results of operations for the three-month and nine-month period ended September 30, 1999 and 2000 are not necessarily indicative of the results for the entire year ending December 31, 2000.

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

       The following table represents reconciliations between the weighted average common stock outstanding used in basic EPS and the weighted average common and common equivalent shares outstanding used in diluted EPS for each of the periods presented:

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                       1999            2000             1999       2000
                                                    ---------       ---------        ---------   -------
                                                                          (IN THOUSANDS)

Weighted average common stock outstanding........      7,926           8,124            7,873        8,033
Stock  options, as if converted..................        228             247              ---          190
                                                     -------         -------          -------      -------
Weighted average common and common equivalent
shares outstanding...............................      8,154           8,371            7,873        8,223
                                                     =======         =======          =======      =======

(4) SEGMENT INFORMATION

       Summarized financial information concerning the Corporation's reportable segments, for the three months and nine months ended September 30, is shown in the following table:

                                               THREE MONTHS                      NINE MONTHS
                                            ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                            1999           2000              1999          2000
                                            ----           ----              ----          ----
                                                              (IN THOUSANDS)
Revenues:
   Testing and Development             $11,227         $13,297           $31,378       $37,403
   Manufacturing                         1,197           1,052             3,178         4,198
                                       -------         -------           -------       -------
         Total                         $12,424         $14,349           $34,556       $41,601
                                       =======         =======           =======       =======

Gross Profit:
   Testing and Development             $ 4,728         $ 5,651           $12,412       $15,346
   Manufacturing                            (9)           (981)             (736)       (1,220)
                                       -------         -------           -------       -------
      Total                            $ 4,719         $ 4,670           $11,676       $14,126
                                       =======         =======           =======       =======

       Summarized financial information concerning the Corporation's revenues and gross profit by geographic region for the three months and nine months ended September 30, is shown in the following table:

                                               THREE MONTHS                      NINE MONTHS
                                            ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                            1999           2000              1999          2000
                                            ----           ----              ----          ----
                                                              (IN THOUSANDS)
Revenues:
   United States                       $10,973         $12,255           $29,517       $35,561
   Europe                                1,451           2,094             5,039         6,040
                                       -------         -------           -------       -------
      Total                            $12,424         $14,349           $34,556       $41,601
                                       =======         =======           =======       =======

Gross Profit:
   United States                       $ 4,340         $ 3,817           $10,284       $11,728
   Europe                                  379             853             1,392         2,398
                                       -------         -------           -------       -------
      Total                            $ 4,719         $ 4,670           $11,676       $14,126
                                       =======         =======           =======       =======

(5) RESTRUCTURING

       During the second quarter 2000, the Corporation announced a plan for the consolidation of German testing and development services into its Stirling, Scotland operations. In connection with the plan, the Corporation recorded a pre-tax restructuring charge of $263,000 in the second quarter. Of the total restructuring charge, $85,000 related to personnel costs, $78,000 related to property and equipment write-downs, and $100,000 related to lease termination and other administrative facility closing costs. During the third quarter 2000, the Corporation reduced the restructuring provision by $100,000 to account for reduced losses related to lease termination costs. These restructuring costs are included in selling, general and administrative expenses.

(6) RELATED PARTIES

       Beginning in April 2000, the Corporation retained the consulting services of two members of its Board of Directors. For the nine months ended September 30, 2000, the Corporation accrued $125,000 as selling, general and administrative expenses related to these consulting services.

(7) NEW ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. SFAS 133 is effective for years beginning after June 15, 1999, with earlier adoption permitted. On July 8, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 defers the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The adoption of this standard, as further amended by SFAS 138, is not expected to have a material effect on the Corporation's financial statements.

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

       The Corporation has been identified by the U.S. Environmental Protection Agency ("EPA") as one of several hundred potentially responsible parties ("PRPs") under the Comprehensive

Environmental Response, Compensation and Liability Act ("CERCLA") with respect to the Ramp Industries, Inc., site in Denver, Colorado. The Corporation has recently signed a consent decree with the EPA, which is expected to allow the Corporation to resolve its liability for clean-up costs at this site for approximately $3,600. The consent decree was filed with the U.S. District Court for the District of Colorado on September 27, 2000 and, as is the policy of the Department of Justice, the decree was published in the Federal Register on October 6, 2000 to commence a thirty (30) day period for public comment. The consent decree is not final, and there can be no assurance at this time that the consent decree will be accepted by the Department of Justice. The Corporation believes that the outcome of this matter will not have a material adverse effect on the Corporation's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Certain statements made in this Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or similar words or phrases. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by BioReliance with the Securities and Exchange Commission, including in its Forms 10-K and 10-Q, and include, among others, the following: general economic and market conditions; the size and growth of the overall markets for biopharmaceuticals, including the amounts spent on research and development by biotechnology and pharmaceutical companies; changes in government regulations; the size, timing and mix of contracts for the Corporation's products and services; the ability of BioReliance to attract and retain qualified technical and management personnel; seasonal demand for the Corporation's products and services; fluctuations and difficulty in forecasting operating results; the ability of BioReliance to sustain, manage or forecast its growth and utilize its facilities; the loss of significant contracts or customers; business disruptions and other factors referenced in the above reports. In addition to these risks and uncertainties, there can be no assurance that revenues will continue to increase in BioReliance's testing and development segment or in its manufacturing segment, that margins will improve, or that its new vaccine contracts will be successful or profitable. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

RESULTS OF OPERATIONS

       The following tables show a comparison of revenue by segment for the three months and nine months ended September 30, 1999 and 2000:

                                                 THREE MONTHS ENDED                             NINE MONTHS ENDED
                                                    SEPTEMBER 30,                                 SEPTEMBER 30,
                                     --------------------------------------------   -------------------------------------------
                                            1999           2000     % CHANGE               1999          2000     % CHANGE
                                            ----           ----     --------               ----          ----     --------

Testing and Development                    $11,227        $13,297      18%                $31,378       $37,403      19%

Manufacturing                                1,197          1,052     (12%)                 3,178         4,198      32%

                                     --------------------------------------------   -------------------------------------------
Total                                      $12,424        $14,349      15%                $34,556       $41,601      20%
                                     ============================================   ===========================================

       The increase in testing and development revenue for the three months and nine months ended September 30, 2000 can be attributed primarily to strong results in U.S. biosafety, U.S. toxicology and U.K. development services. The Corporation benefited from the establishment of new client relationships, as well as the strengthening of existing relationships in these areas.

       The decrease in manufacturing revenues for the three months ended September 30, 2000 is attributable to project delays in the Corporation's U.S. manufacturing facility, resulting from requirements for additional process development and client decisions, prior to completion of work. The increase in manufacturing revenue for the nine months ended September 30, 2000 can be attributed to an increase in U.S. manufacturing revenue for both Phase I/II and Phase III services in the first six months of 2000.

       During the third quarter of 2000, BioReliance announced its selection as the principal provider of manufacturing services for a smallpox vaccine for military purposes and, separately, a teaming agreement to provide large-scale manufacturing services for a new smallpox vaccine to create a national civil defense stockpile. The Corporation believes that these activities will allow it to make an important contribution to the country's biodefense program, and believes that it is well positioned to meet the growing demand for large-scale viral manufacturing services.

       The following tables show a comparison of revenue by geographic region for the three months and nine months ended September 30, 1999 and 2000:

                                                 THREE MONTHS ENDED                             NINE MONTHS ENDED
                                                    SEPTEMBER 30,                                 SEPTEMBER 30,
                                     --------------------------------------------   -------------------------------------------
                                             1999           2000     % CHANGE               1999          2000     % CHANGE
                                             ----           ----     --------               ----          ----     --------

United States                              $10,973        $12,255      12%                $29,517       $35,561      20%

Europe                                       1,451          2,094      44%                  5,039         6,040      20%

                                     --------------------------------------------   -------------------------------------------
Total                                      $12,424        $14,349      15%                $34,556       $41,601      20%
                                     ============================================   ===========================================

       The increase in revenue generated in the United States for the three months ended September 30, 2000 resulted from an increase in testing and development revenue, partially offset by a decrease in manufacturing revenue. U.S. testing and development revenue was positively impacted by increased revenue in toxicology and biosafety. The decrease in manufacturing revenue is a result of client project delays as discussed above.

       The increase in revenue generated in the United States for the nine months ended September 30, 2000 resulted from increases in both testing and development and manufacturing revenue. U.S. testing and development revenue was positively impacted by increased revenue in toxicology and biosafety. The increase in manufacturing revenue can be attributed to growth in orders for both Phase I/II and Phase III services and new contract commitments.

       The increase in revenue generated in Europe for the three months ended September 30, 2000 reflects increases in both the U.K. testing and development and manufacturing revenue. The increase in revenue generated in Europe for the nine months ended September 30, 2000, is related to an increase in testing and development revenue generated in the U.K., partially offset by a decrease in testing and development revenue in Germany. European manufacturing revenue remained relatively constant.

       The Corporation expects that testing and development revenue will continue to increase in the foreseeable future, and it expects that manufacturing revenue in the U.S. will increase with the Corporation's new vaccine contracts, but there can be no assurance that such expectations will prove to be correct. These expectations could be adversely affected by factors noted in the cautionary statements on page 10.

       The following tables compare gross profit and gross margin by segment for the three months and nine months ended September 30, 1999 and 2000:

                                                 THREE MONTHS ENDED                             NINE MONTHS ENDED
                                                    SEPTEMBER 30,                                 SEPTEMBER 30,
                                     --------------------------------------------   -------------------------------------------
                                             1999           2000     % CHANGE              1999          2000     % CHANGE
                                             ----           ----     --------              ----          ----     --------

Testing and Development
     Gross Profit                           $4,728         $5,651      20%                $12,412       $15,346      24%
     Gross Margin                              42%            42%                             40%           41%

Manufacturing
     Gross Profit                              (9)          (981)      N.M.                 (736)       (1,220)     (66%)
     Gross Margin                             (1%)          (93%)                           (23%)         (29%)

Totals
                                     --------------------------------------------   -------------------------------------------
     Gross Profit                           $4,719         $4,670      (1%)               $11,676       $14,126      21%
                                     ============================================   ===========================================
     Gross Margin                              38%            33%                             34%           34%
                                     ============================================   ===========================================
                                      N.M. = not meaningful

       The decrease in gross profit for the three months ended September 30, 2000 can be attributed to increased revenue in the testing and development segment, partially offset by decreased revenue in the manufacturing segment and increased cost of sales in both segments. Cost of sales increased approximately 26% due to increases in direct labor, fringe benefits, direct materials, and non-recurring subcontracting costs related to one development project.

       During the three months and nine months ended September 30, 2000, margins for the testing and development segment were adversely affected by the increase in cost of sales discussed above. During the same periods, margins for the manufacturing segment continued to decrease largely because of increased capacity costs related to the new U.S. manufacturing facility.

       The following tables compare gross profit and gross margin by geographic region for the three months and nine months ended September 30, 1999 and 2000:

                                                 THREE MONTHS ENDED                             NINE MONTHS ENDED
                                                    SEPTEMBER 30,                                 SEPTEMBER 30,
                                     --------------------------------------------   -------------------------------------------
                                             1999           2000    % CHANGE                1999          2000    % CHANGE
                                             ----           ----    --------                ----          ----    --------

United States
     Gross Profit                           $4,340         $3,817     (12%)               $10,284       $11,728      14%
     Gross Margin                              40%            31%                             35%           33%

Europe
     Gross Profit                              379            853      125%                 1,392         2,398      72%
     Gross Margin                              26%            41%                             28%           40%

Totals
                                     --------------------------------------------   -------------------------------------------
     Gross Profit                           $4,719         $4,670      (1%)               $11,676       $14,126      21%
                                     ============================================   ===========================================
     Gross Margin                              38%            33%                             34%           34%
                                     ============================================   ===========================================

       The decrease in the margins for the three and nine months ended September 30, 2000, for the United States resulted from increased cost of sales in both testing and development and manufacturing which are as discussed above. The improvement in the margins for Europe for the three months and nine months ended September 30, 2000 can be primarily attributed to improved U.K. margins in the testing and development segment resulting from a more favorable revenue mix.

       The Corporation expects margins in testing and development, both in the U.S. and Europe, to remain the same or improve with economies of scale in the foreseeable future, and expects manufacturing margins in the U.S. to improve as capacity is utilized. These projected improvements could be adversely affected by factors noted in the cautionary statements on page 10.

       The following tables show a comparison of operating expenses, other than cost of sales, for the three months and nine months ended September 30, 1999 and 2000:

                                                 THREE MONTHS ENDED                             NINE MONTHS ENDED
                                                    SEPTEMBER 30,                                 SEPTEMBER 30,
                                     --------------------------------------------   -------------------------------------------
                                             1999           2000     % CHANGE              1999          2000      % CHANGE
                                             ----           ----     --------              ----          ----      --------

Selling, General and Admin                  $3,919         $3,527     (10%)               $12,340       $11,485      (7%)

Research and Development                       330            341       3%                    995         1,049       5%

                                     --------------------------------------------   -------------------------------------------
Total                                       $4,249         $3,868      (9%)               $13,335       $12,534      (6%)
                                     ============================================   ===========================================

       The decrease in selling, general and administrative expenses for the three months and nine months ended September 30, 2000 is due primarily to a decrease in labor and fringe costs due to fewer administrative employees and a decrease in the provision for bad debt expense. Bad debt expense decreased because of an improvement in the accounts receivable aging. The decrease in selling, general and administrative expenses for the nine months ended September 30, 2000 was partially offset by restructuring expenses related to testing and development operations in Germany and consulting fees. Selling, general and administrative expenses are expected to increase as the Corporation hires additional administrative staff and implements additional applications for the Corporation's information systems.

       Research and development expenses represent the investment of internal resources to develop new methods and tests to support the Corporation's services. These expenses have not changed significantly in the periods presented, but the Corporation expects these expenses to increase with an accelerated program of new assay development and commercial introductions.

       The following table shows a comparison of non-operating expenses for the three months and nine months ended September 30, 1999 and 2000:


                                                     THREE MONTHS ENDED                             NINE MONTHS ENDED
                                                        SEPTEMBER 30,                                 SEPTEMBER 30,
                                         --------------------------------------------   -------------------------------------------
                                                  1999           2000    % CHANGE               1999          2000    % CHANGE
                                                  ----           ----    --------               ----          ----    --------

    Other (Income) Expense                         $56           $161      187%                $(103)          $164      N.M.
                                         ------------------------------------------------------------------------------------------

    Income Taxes
         Provision (Benefit)                      $188           $271      44%                 $(308)          $602      N.M.
         Effective Rate                            45%            42%                             20%           42%
                                         ------------------------------------------------------------------------------------------
                                                N.M. = Not meaningful

       The increase in net interest and other expense for the three months ended September 30, 2000 reflects increases in interest and other expenses, partially offset by an increase in interest income. The increased interest expense can be attributed to the capital lease arrangements related to the new manufacturing facility.

       The decrease in the effective tax rate for the three months ended September 30, 2000, is the result of a partial reversal of valuation allowances related to the Corporation's foreign net operating losses. The increase in the effective tax rate for the nine months ended September 30, 2000, is the result of the Corporation's generation of income before income taxes and a larger proportion of higher rate U.S. and German sourced income. The Corporation expects tax rates to remain at or slightly below current levels in the foreseeable future, but since the Corporation has international operations, its effective tax rate may vary from quarter to quarter due to changes in the distribution of its pre-tax earnings.

LIQUIDITY AND CAPITAL RESOURCES

       The Corporation has funded its business through existing cash, cash flows from operations, long-term bank loans and capital leases. At September 30, 2000, the Corporation had cash, cash equivalents and marketable securities of $17.7 million, compared to $18.8 million at December 31, 1999.

       The Corporation generated cash flows from operations of $5.8 million for the nine months ended September 30, 2000, compared to $4.9 million for the nine months ended

September 30, 1999. Net income (loss), as adjusted for depreciation, amortization, loss on disposal and deferred income taxes, provided $4.6 million and $2.1 million for the nine months ended September 30, 2000 and 1999, respectively. Adjusted net income increased because the Corporation generated a net profit for the nine months ended September 30, 2000. Changes in other assets and liabilities provided cash of $1.2 million for the nine months ended September 30, 2000, primarily due to increases in customer advances and accrued liabilities, partially offset by increase in other current assets, deposits and accounts receivable and by decreases in accounts payable, accrued employee compensation and benefits and other accrued liabilities. Changes in other assets and liabilities provided cash of $2.8 million for the nine months ended September 30, 1999, primarily due to decreases in accounts receivable and other assets, an increase in other accrued liabilities, partially offset by a decrease in customer advances and an increase in deposits and other assets.

       The Corporation's corporate headquarters facility in Rockville, Maryland includes research and development, administrative activities and expanded laboratory and other capacity for operations. The lease agreement for this facility requires the Corporation to make noncancelable lease payments totaling approximately $10.7 million through 2013.

       The Corporation's new manufacturing facility in Rockville, Maryland became operational in the second quarter of 2000. In April 1998, the Corporation entered into third-party leasing and subleasing arrangements with Montgomery County, Maryland and a developer that provided for the construction of this new manufacturing facility. These arrangements require the Corporation to make net noncancelable lease payments totaling approximately $12.4 million over the next 18 years and guarantee indebtedness of approximately $4.6 million incurred by the developer to construct the facility.

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

       The arrangements with Montgomery County and the developer require the Corporation to account for the leases and subleases of the manufacturing facility as capital leases. The assets underlying the capital leases are included with the Corporation's owned property and equipment as of September 30, 2000. Property and equipment at September 30, 2000 included approximately $7.3 million, net of accumulated depreciation, related to these capital leases. The related obligation is included in the Corporation's liabilities at September 30, 2000.

       During the nine months ended September 30, 2000 and 1999, the Corporation invested $5.7 million and $11.6 million, respectively, for capital expenditures. Capital expenditures for the nine months ended September 30, 2000 were primarily related to leasehold improvements and equipment for the new manufacturing facility. Also during the nine months ended September 30, 2000, the Corporation acquired an additional $0.2 million of property and equipment under capital lease agreements relating to the new U.S. manufacturing facility.

       At September 30, 2000, the Corporation had commitments to spend approximately $1.8 million in capital expenditures, including for leasehold improvements, laboratory equipment and information systems. Of this $1.8 million, the Corporation is committed to spend $1.3 million for leasehold improvements and laboratory equipment related to the new U.S. manufacturing facility.

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

BORROWINGS AND CREDIT FACILITIES

       The Corporation has a mortgage loan of $4,300,000 from Bank of America with a maturity date of November 30, 2009 (the "Mortgage Loan") that was used to finance the construction of one of its facilities in Rockville, Maryland. In addition to a principal payment of $10,576 per month, the Mortgage Loan bears interest at the London Inter-Bank Offering Rate ("LIBOR") plus the applicable LIBOR Rate Additional Percentage ("LIBOR Rate Option"). The LIBOR Rate Option ranges from 1.0% to 2.15% depending on the Corporation achieving certain funded debt to EBITDA ratios. At September 30, 2000, the applicable interest rate on the Mortgage Loan was 8.77% and the LIBOR Rate Option was 2.15%. At September 30, 2000, approximately $2.4 million was outstanding on the Mortgage Loan.

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

       The Corporation has available borrowings up to $2,000,000 under the terms of a revolving loan agreement with Bank of America. The revolving loan agreement requires monthly interest payments on the unpaid principal. The unpaid principal and all unpaid accrued interest is payable in full on May 31, 2001, and the line of credit expires at that time. Amounts borrowed under the revolving loan agreement bear interest at the LIBOR rate plus the applicable LIBOR Rate option that ranges from 0.85% to 2.0% depending on the Corporation achieving certain funded debt to EBITDA ratios. During the first nine months of 2000, no amounts were borrowed under this revolving loan agreement.

       The Corporation financed the acquisition of BIOMEVA in July 1996 and obtained additional funds for working capital and expansion of its business through a promissory note with Bank of America in the amount of $1.8 million. The note matures on June 30, 2001. The note requires monthly principal payments of $30,000 and bears interest at the same rate as the Mortgage Loan. At September 30, 2000, $0.4 million was outstanding on the note, and the interest rate on the note was 8.77%.

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

       The Corporation was in compliance with its debt covenants at September 30, 2000.

       On July 1, 1999, the Corporation received the proceeds of a $3,000,000 loan from the Department of Business and Economic Development, a department of the State of Maryland. The Corporation is required to use the proceeds for expansion and relocation activities in Rockville, Maryland. The loan requires quarterly principal payments of $107,143 plus accrued interest and matures on June 30, 2006. The loan bears interest at rates from 0.0% to 7.5% based on the Corporation's achieving specific employment levels over the next six years. The current interest rate is 0.0%. The terms of the loan contain annual reporting requirements, including the reporting of employment data. At September 30, 2000, approximately $2.5 million was outstanding on the loan.

FOREIGN CURRENCY

       The accounts of the Corporation's international subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated into United States dollars at period-end exchange rates, and revenue and expense accounts are translated at average monthly exchange rates. Net exchange gains and losses resulting from such translations are excluded from net income and are accumulated in a separate component of stockholders' equity. The Corporation recorded net exchange losses of $0.2 million for the three months ended September 30, 2000 and net exchange gains of $0.3 million for the three months ended September 30, 1999. The Corporation recorded net exchange losses of $0.6 million and $0.4 million for the nine months ended September 30, 2000 and 1999, respectively.

       Since the revenues and expenses of the Corporation's international operations generally are denominated in local currencies, exchange rate fluctuations between these local currencies and the United States dollar subject the Corporation to currency translation risk with respect to the reported results of its international operations, as well as to other risks associated with international operations. The Corporation derived 14.6% of its revenue for the three months ended September 30, 2000 and 11.7% of its revenue for the three months ended September 30, 1999 from services performed outside of the United States. The Corporation derived 14.5% of its revenue for the nine months ended September 30, 2000 and 14.6% of its revenue for the nine months ended September 30, 1999 from services performed outside of the United States. In addition, the Corporation may be subject to currency risk when its service contracts are denominated in a currency other than the currency in which the Corporation incurs expenses related to such contracts.

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

NEW ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"

("SFAS 133"). SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. SFAS 133 is effective for years beginning after June 15, 1999, with earlier adoption permitted. On July 8, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. The adoption of this standard, as further amended by SFAS 138, is not expected to have a material effect on the Corporation's financial statements.

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

INTEREST RATE RISKS

       The Corporation is exposed to interest rate risk primarily through its investments in short-term marketable securities and cash equivalents and its debt agreements. The Corporation's investment policy calls for investment in short-term, low risk instruments. At September 30, 2000, the Corporation had $6.5 million invested in government and governmental agency securities and commercial paper. A rise in interest rates would have an adverse impact on the fair market value of fixed rate securities. If interest rates fall, floating rate securities may generate less interest income. The Corporation manages its exposure to interest rate risks through investing in securities with maturities of one year or less.

       Additionally, the Corporation is exposed to risk from changes in interest rates as a result of its borrowing activities. The primary interest rate exposure results from fluctuation in interest rates on its variable rate borrowing and leases tied to LIBOR. At September 30, 2000, the Corporation had total debt of $13.0 million. The Corporation's debt consists of a mortgage loan with approximately $2.4 million outstanding, a promissory note with approximately $0.4 million outstanding, a State of Maryland loan with approximately $2.5 million outstanding, and capital lease obligations of approximately $7.7 million outstanding. In the past, the Corporation has partially managed its exposure to losses through an interest rate swap agreement related to the mortgage loan, but this swap agreement expired on November 30, 1999.

FOREIGN CURRENCY EXCHANGE RISK

       The Corporation's international operations are subject to foreign exchange rate fluctuations. Since the revenue and expenses of the Corporation's international operations generally are denominated in local currencies, exchange rate fluctuations between these local currencies and the United States dollar will subject the Corporation to currency translation risk with respect to the reported results of its foreign operations, as well as to risks sometimes associated with international operations. In addition, the Corporation may be subject to currency risk when its service contracts are denominated in a currency other than the currency in which the Corporation incurs expenses related to such contracts. The United Kingdom and Germany have traditionally had relatively stable currencies. The Corporation currently does not hedge its foreign currency exposure. Management does not believe that the Corporation's exposure to foreign currency rate fluctuations is material.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        See Form 10-K filed March 30, 2000.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        As of September 30, 2000, the Corporation had used approximately $17.9 million of the net proceeds from its initial public offering toward debt repayment and purchases of laboratory equipment, information systems hardware and software, and interior construction and furnishings of the Corporation's new U.S. manufacturing facility.

        At September 30, 2000, approximately $6.5 million of the net proceeds of the initial public offering were invested in short-term United States government securities and commercial paper, and the balance was invested in money market funds, pending the purchase of additional United States government securities, and commercial paper, or in other operating accounts of the Corporation.

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

Dated: November 14, 2000

                            BioReliance Corporation
                                 (Registrant)




                            By  /s/Capers W. McDonald
                                ------------------------------------------------

                            Capers W. McDonald
                            President and Chief Executive Officer



                            By  /s/John L. Coker
                                ------------------------------------------------

                            John L. Coker
                            Vice President, Finance and Administration, Chief Financial Officer and Treasurer
                            (Principal Financial and Accounting Officer)