Form 10-K
period 2000-12-31
BIORELIANCE CORP
filed 2001-03-28
CIK 1036629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                          COMMON STOCK, $0.01 PAR VALUE
                                (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X        No
                                              --------       ------------

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ----------

        The aggregate market value of the voting stock held by nonaffiliates of the registrant (based on the closing price of such stock as reported on March 1, 2001 on the Nasdaq Stock Market) was approximately $31,519,774. There were 8,196,972 shares of common stock, $0.01 par value per share, outstanding as of March 1, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE:

           Portions of the registrant's definitive proxy statement, which the Corporation expects to file with the Securities and Exchange Commission within 120 days after the end of its fiscal year, are incorporated by reference into
Part III, Items 10, 11, 12 and 13 of this Report.

                            TABLE OF CONTENTS

ITEM                                                                               PAGE
                                   PART I

Item 1.    Business...........................................................       4
Item 2.    Properties.........................................................      11
Item 3.    Legal Proceedings..................................................      12
Item 4.    Submission of Matters to a Vote of Security Holders................      12

                                   PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder
              Matters.........................................................      13
Item 6.    Selected Financial Data............................................      14
Item 7.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations...........................................      16
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.........      35
Item 8.    Financial Statements and Supplementary Data........................      36
Item 9.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure........................................      36

                                   PART III

Item 10.   Directors and Executive Officers of the Registrant.................      37
Item 11.   Executive Compensation.............................................      37
Item 12.   Security Ownership of Certain Beneficial Owners and Management.....      37
Item 13.   Certain Relationships and Related Transactions.....................      37

                                   PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...      38
           Index to Consolidated Financial Statements and Financial Schedules.      F-1


                                     PART I

ITEM 1.    BUSINESS

OVERVIEW

           BioReliance Corporation (BioReliance or the Corporation) is a leading contract service organization (CSO) that provides testing and development, and manufacturing services for biologics and other biomedical products to biotechnology and pharmaceutical companies worldwide. Through its testing and development business segment, the Corporation evaluates products to ensure that they are free of disease-causing agents or do not cause adverse effects, characterizes products' chemical structures, develops formulations for long-term stability and validates purification processes under regulatory guidelines. In its manufacturing business segment, BioReliance develops unique production processes and manufactures biologics on behalf of clients both for use in clinical trials and for the worldwide commercial market.

           The Corporation was founded in 1947 as Microbiological Associates, Inc. It reincorporated in Delaware and changed its name to BioReliance in connection with the initial public offering of its stock in 1997.

CSO INDUSTRY OVERVIEW

           The CSO industry provides outsourced product development and licensed product support services on a contract basis to pharmaceutical and biotechnology companies. The CSO industry has evolved from providing primarily preclinical services in the 1970s to being a full service industry today consisting of many small, limited-service providers and a small number of larger companies in four broad service sectors: (i) nonclinical laboratory testing focused on product characterization and identification of potential contaminants; (ii) in vitro (test tube) and in vivo (animal-based) toxicology studies; (iii) contract manufacturing for clinical trials and commercial purposes; and (iv) human clinical trials management. BioReliance provides services in the first three of these categories, primarily for biologics and other biomedical products.

BIOLOGICS DEVELOPMENT PROCESS

           Under the regulatory system of the United States, the product cycle for new pharmaceuticals can be divided into three distinct stages: preclinical development, clinical development and licensed product. The preclinical development stage involves the discovery, characterization, product formulation and biological trials necessary to prepare an Investigational New Drug (IND) exemption application for submission to the FDA. The IND must be acceptable to the FDA before either a biologic or chemical drug can be tested in humans. The second, or clinical stage, of development follows a successful IND submission and involves the activities necessary to demonstrate the safety, tolerability, efficacy and dosage of the active substance in humans, as well as the ability to manufacture the substance in accordance with the FDA's Good Manufacturing Practices (GMP) regulations. For biologics, data from these activities are compiled in a Product License Application or, if a specified biologic, in a Biologic License Application, and submitted to the Center for Biologics Evaluation and Research (CBER) of the FDA requesting approval to market the product. The third stage, or licensed product (approved product or commercial product) stage, follows FDA approval of the Product License Application or Biologics License Application, and involves the manufacture, distribution and clinical monitoring of the product. The licensed product stage, during which the biologic can be marketed as a product, also involves the development and regulatory approval of product modifications and line extensions of the original product.

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

Testing Services. The Corporation's testing services include assessments of cell banks used to manufacture biologics, validation of purification processes for clearance of adventitious agents such as viruses, and testing of in-process and final products. The Corporation pioneered biologics testing during the development of the first biologic products, including Genentech's Activase(R) and Ortho Pharmaceutical's Orthoclone OKT(R)3, in the early 1980s. The Corporation believes that it has a significant share of the current outsourced international market for these services and intends to increase its market share in this rapidly expanding field.

Cell Bank Characterization. The starting point for manufacture of a biologic is a cell bank, consisting of a large number of vials of cryopreserved cells. Each bank must be free of any detectable biologic contaminants. BioReliance performs all the FDA-required tests to characterize cell banks with respect to the presence of biologic agents such as viruses, mycoplasma and bacteria. The Corporation also confirms the species and identity of cell lines. A biologic may not proceed to human clinical trials without satisfactory results from these tests.

In-Process and Final Product Testing. The Corporation tests the biologic during intermediate states of manufacture (i.e., before purification) and as a final purified product. Each production lot must be tested for the presence of specified biological agents both before and after the purification process. In addition, the Corporation tests the final purified (and vialed) product on a lot-by-lot basis to detect the presence of microbial and other agents. This FDA-required testing currently must be compliant with Good Laboratory Practices
(GLPs). The Corporation, however, as a leader in ensuring the quality of biologics, holds itself to the more stringent GMP requirements in its lot release testing, which are the same requirements that must be met in manufacturing processes. Tests are performed on each lot of a manufactured product throughout its clinical development and commercial marketing phases.

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

In Vitro Studies. BioReliance conducts a wide array of preclinical biological trials employing primarily in vitro (test tube) approaches to assess toxicological effects of biologics and other substances. These studies include genetic safety assays for the detection of gene mutations, chromosome damage, primary DNA damage and cell transformation. The Corporation is well positioned to provide these services with its experienced scientific staff and state-of-the-art laboratory facilities. BioReliance custom designs its testing batteries and GLP compliant protocols to comply with international guidelines. An additional in vitro service provided by the Corporation is the detection of infectious agents, primarily viral, in laboratory animals used for research purposes by clients worldwide.

In Vivo and Molecular Studies. BioReliance currently offers several types of in vivo (animal-based) studies, primarily designed to assess product safety during the preclinical stage of product development. A particular area of interest is developing mechanistic data that enables earlier prediction of the carcinogenic potential of a drug or chemical.

           BioReliance is engaged in a contract sponsored by the National Institute of Environmental Health Sciences (NIEHS) to determine whether tumor formation can be induced by known carcinogens in certain strains of transgenic mice. The advantage of such an approach is to shorten the "in life" portion of long-term carcinogenicity studies from two years to six months.

           Employing its molecular biology expertise from the emerging gene therapy sector, the Corporation has developed a unique assay system in which specialized small animal models are coupled with advanced polymerase chain reaction (PCR) techniques to detect the presence of therapeutic DNA distributed in tissues and organs throughout the body. This specialized biodistribution study is important for gene therapy and other DNA-based products because the "active ingredient" is a genetic element that may have side effects if delivered to sites outside the target area within the body. For developers of DNA-based products, these studies now are required by the FDA prior to the first administration to humans in clinical trials.

Development Services. In 1995, the Corporation expanded its capabilities to better characterize biologics in anticipation of new FDA regulations and guidelines. These regulations, published in 1996, permit the development and manufacturing processes for specified biologics to be streamlined. This expansion into development services was an outgrowth of the Corporation's testing business and includes the analytical services and validation services described below.

Product Testing and Methods Validation. These services focus on protein product testing to show that a product meets predefined criteria for identity, purity, strength and quality. The Corporation routinely uses methods based on SDS PAGE, isoelectric focusing, N-terminal sequencing, high performance liquid chromatography (HPLC), peptide mapping, amino acid analysis, LC-electrospray mass spectrometry (LC-MS), and matrix assisted laser desorption/ionization time-of-flight (MALDI-TOF) mass spectrometry for clients in a GMP environment.

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

Formulation Development, Product Stability and Consistency Testing. The Corporation's development services include the full spectrum of formulation development, stability testing and consistency testing services. Biologics are extremely sensitive to their immediate environment, and a suitable, stable formulation must be developed so that the product can be administered in active form to patients. The structural uniqueness of each product demands its own formulation -- a poor formulation can reduce therapeutic effect during clinical trials. The formulation also plays a key role in the stability of the product. Typically, several candidate formulations are developed and the relative product stability is compared for each formulation over an extended period of time (usually months to years) under a variety of conditions (temperature and humidity, for example). The product's stability is measured by the same validated analytical techniques that are used to assess the product's structural integrity on a lot-by-lot basis. The goal is a formulation in which the product remains active through final packaging, inventory storage, distribution to clinical or pharmaceutical sites and administration to patients. One of the major impacts of a successful formulation will be to extend the shelf-life of a biologic -- an extended shelf-life can have a significantly positive economic impact for the client. Finally, the FDA requires that the product maintain its structural identity and activity from lot-to-lot throughout the product's commercial lifetime.

Purification Process Validation. BioReliance validates client purification processes to determine the capability of the process for clearance (removal or inactivation) of certain biological agents and impurities such as viruses, mycoplasma, DNA and TSE agents such as BSE. The client typically conducts a small-scale version of its purification process at the Corporation's facilities. A biologic product will not be licensed if these studies are not performed. BioReliance has the capacity to perform large studies (for example, studies involving multiple purification steps and simultaneous testing with multiple biological agents), and the Corporation has dedicated laboratory suites for the performance of these studies in the United States and Europe.

Cell Banking and Biorepository. A cell bank is a collection of cryopreserved vials, usually several hundred in number, which is held in a frozen state (at liquid nitrogen temperatures). Each vial contains genetically altered cells that are used for production of the biologic product. Typically, each biologic product will have both a Master Cell Bank (MCB) and a Working Cell Bank (WCB). As the name implies, the WCB is the bank from which frozen vials are withdrawn, the cryopreserved cells are thawed, and the resulting live cells are used to seed a bioreactor vessel for culture and production of the biologic product. The MCB is the bank from which additional WCBs are manufactured, if needed. The MCB and WCB must be created in compliance with GMPs. BioReliance offers this capability in both the United States and Europe. The long-term storage of such vials is called a biorepository, which also must be maintained under strict GMP guidelines.

MANUFACTURING SERVICES

           BioReliance's manufacturing services currently include both viral production and microbial fermentation. The Corporation has been providing services in viral production since 1993 when it formed its Phase I/II manufacturing department in the United States. The rapid progress of gene therapy products into Phase I/II human clinical trials and the emergence of viral cancer therapies have fueled the growth of manufacturing revenue for the Corporation from viral production services from 1993 to the present. The Corporation began manufacturing microbial products in 1996 with its acquisition of BIOMEVA GmbH (BIOMEVA, now known as BioReliance Manufacturing GmbH), a contract manufacturer of microbial products located in Heidelberg, Germany.

Production and Production Development. Generally, biologics are manufactured either by genetically altered mammalian cells (if the molecular structure is complex) or genetically altered microbial cells (if the molecular structure is relatively less complex). BioReliance offers mammalian cell culture services to developers of viral-based products, particularly viral vaccines, gene therapies and cancer oncolytics. In 1988, the Corporation began pioneering assays to support the development of gene therapy products. Building on this early testing capability, in 1993 the Corporation established an independent contract manufacturing service for companies and research institutes developing gene therapies, which it believes was the first of its kind. This expanded manufacturing service drew upon the Corporation's many years of experience in viral testing and small scale manufacturing. BioReliance now has GMP-compliant viral manufacturing laboratories in Rockville, Maryland and Stirling, Scotland (U.K.). Combined, these facilities have manufactured more than 130 lots of human clinical trial material for gene therapy clinical trials in the United States, Europe and Japan. The Corporation has specific experience in manufacturing retroviruses, adenoviruses, adeno-associated viruses and cells as tumor vaccines. The early-stage nature of these therapies demands that specific production techniques are developed for each product, much the same as with other biologic products. BioReliance offers these production development services as part of its manufacturing "package" to clients.

           In October 2000, the Corporation commissioned its large-scale manufacturing facility located in Rockville, Maryland in close proximity to other U.S. operations. The Corporation initiated pilot services in this facility in May 2000 and cGMP bulk manufacturing services in October 2000. The operation of this facility supports the development and manufacture of viral gene therapy products and viral vaccines, derived from mammalian cell culture. The facility is staffed by qualified scientific and management employees involved in process development, manufacturing and quality oversight. The facility contains qualified biopharmaceutical systems and equipment used to support large-scale manufacture of biologics for late-stage clinical trials. These systems include those designed to supply high purity steam, water and air for product manufacture.

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

           In 1996, the Corporation expanded its manufacturing capabilities by acquiring BIOMEVA, an established contract manufacturing company located in Heidelberg, Germany. This operation has been serving clients since 1989 and offers GMP-compliant contract fermentation services for recombinant and natural microorganisms, with bioreactor working volumes up to 1,000 liters. These microbial fermentation capabilities allow BioReliance to provide manufacturing services not only to viral product companies but also to companies that are employing "naked" DNA or plasmid DNA as a vector (rather than viruses). Besides manufacturing, the Corporation's German facility offers scale-up and development for production processes and provides analytical testing of proteins and other biologics.

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

           To help assure compliance with applicable regulations, BioReliance has established quality assurance units at its facilities that monitor ongoing compliance by auditing test data and regularly inspecting facilities, procedures and other GLP and GMP compliance parameters. In addition, FDA regulations and guidelines serve as a basis for the Corporation's standard operating procedures. Certain of the Corporation's development and testing activities are subject to the Controlled Substances Act, administered by the Drug Enforcement Agency
(DEA), which regulates strictly all narcotic and habit-forming substances. The Corporation maintains restricted-access facilities and heightened control procedures for projects involving such substances due to the level of security and other controls required by the DEA. In addition to FDA regulations, the Corporation is subject to other federal and state regulations concerning such matters as occupational safety and health and protection of the environment.

COMPETITION

           The CSO industry is highly fragmented, with many providers ranging in size from one person consulting firms to full-service global drug development corporations. BioReliance primarily competes with in-house research and development departments of biopharmaceutical companies, universities and medical centers, in addition to other CSOs. Some of these other CSOs possess substantially greater capital and technical resources than the Corporation. The Corporation's primary service competitors are different in each of its service areas. For testing and development services, its primary competitors are aaiPharma Inc., Charles River Laboratories, Inc., ClinTrials Research Inc., Covance, Inc., Inveresk Research International Ltd., Q-One Biotech Ltd. and SRI International; and for manufacturing services, DSM Biologics Holding Inc., Molecular Medicine, Inc. and Q-One Biotech Ltd.

           The industry has begun to consolidate as a result of competitive pressures. This trend is likely to produce increased competition among the larger competitors for both clients and acquisition candidates. In addition, the service industry has attracted the attention of the investment community, which could lead to heightened competition by increasing the availability of financial resources. Increased competition may lead to price and other forms of competition, which may affect the Corporation's margins. The Corporation believes the principal competitive factors in its business are scientific expertise, technological advancements, reputation, regulatory experience, international presence and the ability to offer a comprehensive range of biologics testing, development and manufacturing services.

INFORMATION SYSTEMS

           Digital information systems are an important component of the Corporation's technological leadership. The Corporation believes that superior information systems are essential to expanding its operations and to providing innovative services to clients, for timely, accurate reporting and project monitoring.

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

INSURANCE

           BioReliance maintains product liability and professional errors and omissions liability insurance, providing $13 million in coverage on a claims-made basis. In addition, in certain circumstances the Corporation seeks to manage its liability risk through contractual provisions with clients requiring the Corporation to be indemnified by the client or covered by clients' product liability insurance. In addition, in certain types of engagements, the Corporation seeks to limit contractual liability to its clients, most commonly to the amount of fees received by the Corporation. The contractual arrangements are subject to negotiation with clients and the terms and scope of such indemnification, liability limitation and insurance coverage vary from client to client and from project to project. Although many of the Corporation's clients are large, well-capitalized companies, the financial performance of their indemnities, if any, is not secured. Therefore, BioReliance bears the risk that the indemnifying party may not have the financial ability to fulfill its indemnification obligations or that liability would exceed the amount of applicable insurance. In addition, the Corporation could be held liable for errors and omissions in connection with the services it performs.

EMPLOYEES

           At December 31, 2000 the Corporation had 480 full-time equivalent employees, of whom 275 were employed directly in testing and development services and 55 were employed directly in manufacturing services, with the remainder employed in general and administrative roles. The Corporation believes that its relations with its employees are good. None of the Corporation's employees is represented by a collective bargaining agreement.

ITEM 2.    PROPERTIES

           BioReliance's corporate headquarters are located in Rockville, Maryland. In addition to the headquarters building, the Corporation occupies five other facilities in Rockville, Maryland, providing approximately 210,000 square feet of operational, manufacturing and administrative space. BioReliance uses its headquarters facility and three of its other buildings for testing, development, warehousing and administrative space. A fifth facility is used for both testing and Phase I/II manufacturing. The sixth facility, which became operational during 2000, is the new U.S. based Phase III and commercial manufacturing services facility with approximately 58,000 square feet of production and administrative space. To date, 35,000 square feet of this facility are completed and in service. Of the Corporation's six facilities, one facility is owned, four are leased under operating leases, and the sixth facility is leased under a capital lease.

           The Corporation also leases approximately 28,000 square feet of laboratory, manufacturing and administrative space in Stirling, Scotland (U.K.), and approximately 14,000 square feet of administrative and manufacturing space in Heidelberg, Germany. BioReliance maintains sales offices in Rockville, Maryland; Boston, Massachusetts; San Francisco, California; Los Angeles, California; Seattle, Washington; Stirling, Scotland (U.K.) and Heidelberg, Germany. See Notes 5 and 10 of Notes to Consolidated Financial Statements for information concerning lease obligations.

ITEM 3.    LEGAL PROCEEDINGS

           The Corporation from time to time may be involved in various claims and legal proceedings arising in the ordinary course of business. The Corporation does not believe that any such claims or proceedings, individually or in the aggregate, would have a material adverse effect on the Corporation's financial condition or results of operations.

           BioReliance was identified by the U.S. Environmental Protection Agency (EPA) as one of several hundred potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act with respect to the Ramp Industries, Inc., site in Denver, Colorado. The Corporation has recently signed a consent decree with the EPA, which management expects will allow BioReliance to resolve its liability for clean-up costs at this site for approximately $3,600. The consent decree is not final, and there can be no assurance at this time that the consent decree will be accepted by the Department of Justice. The Corporation believes that the outcome of this matter will not have a material adverse effect on the Corporation's financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           There were no matters submitted to a vote of the stockholders of the Corporation during the quarter ended December 31, 2000.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

MARKET PRICE

           The Corporation's common stock is traded on the Nasdaq Stock Market under the symbol "BREL." The following table presents, for the periods indicated, the high and low sale prices per share of common stock as reported by the Nasdaq Stock Market.

QUARTER ENDED                                    HIGH                    LOW
-------------                                   ------                 -------
December 31, 2000                               $15.50                 $11.25

September 30, 2000                              $15.00                  $5.00

June 30, 2000                                   $5.63                   $4.25

March 31, 2000                                  $10.88                  $5.00

December 31, 1999                               $8.50                   $4.50

September 30, 1999                              $8.00                   $6.25

June 30, 1999                                   $7.44                   $5.88

March 31, 1999                                  $9.00                   $5.75

NUMBER OF STOCKHOLDERS

           As of March 13, 2001, there were approximately 233 holders of record of the Corporation's common stock. Based on a review of its nominee account listings, the Corporation estimates that there are approximately 582 beneficial owners of the Corporation's common stock.

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

USE OF PROCEEDS -- INITIAL PUBLIC OFFERING

           During 1997, the Corporation received $32.2 million net proceeds from the initial public offering. The common stock sold in the initial public offering was registered on registration statement no. 333-25071, which became effective on July 28, 1997. As of December 31, 2000, the Corporation had used approximately $17.9 million of the net proceeds from the Corporation's initial public offering toward planning and construction for manufacturing expansion, purchases of laboratory equipment and information systems hardware and software, and debt repayment.

           At December 31, 2000, $8.4 million of the net proceeds from the initial public offering was invested in government securities, government agency securities and commercial paper and the balance, $6.1 million, was invested in money market funds.

ITEM 6.    SELECTED FINANCIAL DATA

           The selected consolidated financial data set forth below for the five years ended December 31, 2000 has been derived from the Corporation's consolidated financial statements audited by PricewaterhouseCoopers LLP, independent accountants. The selected consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Corporation's audited consolidated financial statements and related notes appearing elsewhere in this Report.


                                                                           YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------------------------------------
                                                         1996(1)         1997          1998           1999           2000
                                                         -------         ----          ----           ----           ----
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue ..............................................    $37,789      $47,949        $50,017        $47,192        $55,894
                                                          -------      -------        -------        -------        -------
Cost of sales ........................................     24,860       29,452         29,738         31,056         37,080
Selling, general and administrative
   expenses ..........................................      7,852       10,093         13,627         16,126         15,200
Research and development expenses ....................      1,110        1,393          1,438          1,306          1,414
Nonrecurring charge ..................................     696(2)          ---            ---            ---            ---
                                                          -------      -------        -------        -------        -------

         Total expenses ..............................     34,518       40,938         44,803         48,488         53,694
                                                          -------      -------        -------        -------        -------
Income (loss) from operations ........................      3,271        7,011          5,214        (1,296)          2,200
Interest and other expenses (income), net ............        816         (67)          (842)          (161)            104
                                                          -------      -------        -------        -------        -------
Income (loss) before income taxes ....................      2,455        7,078          6,056        (1,135)          2,096
Provision for (benefit from)  income taxes ...........        887        2,974          2,354          (145)            880
                                                          -------      -------        -------        -------        -------
Net income (loss) ....................................    $ 1,568      $ 4,104        $ 3,702        $ (990)        $ 1,216
                                                          =======      =======        =======        =======        =======
Net income (loss) per share (3):
    Basic ............................................    $  4.62      $  1.19        $  0.48        $(0.13)        $  0.15
                                                          =======      =======        =======        =======        =======
    Diluted ..........................................    $  0.28      $  0.60        $  0.45        $(0.13)        $  0.15
                                                          =======      =======        =======        =======        =======
Weighted-average common stock outstanding ............        309        3,458          7,791          7,886          8,072
                                                          =======      =======        =======        =======        =======
Weighted-average common and common
   equivalent shares outstanding (4) .................      5,679        6,833          8,233          7,886          8,324
                                                          =======      =======        =======        =======        =======

                                                                    AS OF DECEMBER 31,
                                          -----------------------------------------------------------------------
                                              1996           1997          1998           1999          2000
                                              ----           ----          ----           ----          ----
                                                                      (IN THOUSANDS)
       BALANCE SHEET DATA:
       Cash, cash equivalents and
          marketable securities ..........    $2,965       $33,781       $27,097        $18,764       $16,662

       Working capital ...................     5,481        38,213        36,031         26,741        25,210

       Total assets ......................    35,934        68,819        77,287         78,941        79,674

       Long-term debt ....................     8,982         5,434         7,914         12,546        11,602

       Stockholders' equity ..............    14,157        49,899        54,035         52,536        53,721



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

(3) In 1996, net income has been reduced to reflect the assumed dividend paid to preferred stockholders.

(4) The weighted average common stock outstanding has been reduced by the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Corporation. See Note 9 of Notes to Consolidated Financial Statements.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

        Certain statements made in this Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, which generally are not historical in nature, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or similar words or phrases. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by BioReliance with the Securities and Exchange Commission, including in its Forms 10-K and 10-Q, and include, but are not limited to, the following:

        - general economic and market conditions in the United States and in other countries in which the Corporation currently does business;
        - the size and growth of the overall markets for biopharmaceuticals, including the amounts spent on research and development by biotechnology and pharmaceutical companies;
        -       technological advances by the Corporation or its competitors;
        - changes in laws and regulations in the United States and in other countries in which the Corporation currently does business;
        - the size, timing and mix of contracts for the Corporation's products and services;
        - the success of the Corporation's new contracts and whether they will contribute to revenue growth;
        - the Corporation's ability to increase revenues in its testing and development, and manufacturing segments;
        - the ability of the Corporation to attract and retain qualified technical and management personnel;
        -       seasonal demand for the Corporation's products and services;
        -       fluctuations and difficulty in forecasting operating results;
        - changes in exchange rates in one or more of the Corporation's geographic segments;
        - the ability of the Corporation to sustain, manage or forecast its growth and utilize its facilities, particularly its new U.S. manufacturing facility;
        -       the loss of significant contracts or customers;
        - business disruptions and other factors referenced in the above reports or in this Form 10-K.

        As and when made, management believes that these forward-looking statements are reasonable. The Corporation undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements since new risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Corporation's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

        The following discussion and analysis of the Corporation's financial condition and results of operations should be read in conjunction with the Corporation's consolidated financial statements and related notes thereto included elsewhere in this Report.

OVERVIEW

        The Corporation is a leading contract service organization (CSO) that provides testing and development, and manufacturing services for biologics and other biomedical products to biotechnology and pharmaceutical companies worldwide.

        The Corporation follows Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information." Under SFAS 131, the Corporation reports the results of two operating segments: testing and development services and manufacturing services. The Corporation evaluates the performance of these operating segments based on revenues and gross profit. The Corporation also reports separately the results of its U.S. operations and European operations.

        The Corporation derived 91.8%, 89.2% and 89.9% of its revenue from commercial contracts in 1998, 1999 and 2000, respectively, of which 89.0%, 91.2% and 89.6% were testing and development contracts and 11.0%, 8.8% and 10.4% were manufacturing contracts, respectively. Commercial contracts are either fixed price or fixed rate, and their terms range from under a day to three or more years. Revenue recognized from commercial contracts is predominately accounted for using the percentage-of-completion method, except for services that are completed within approximately three days, which are accounted for using the completed-contract method. Percentage of completion is determined using total project costs as a cost input measure. The Corporation also follows the guidance in the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." No commercial client accounted for more than 10% of the Corporation's revenue in 2000.

        The Corporation derived 8.2%, 10.8% and 10.1% of its revenue from government contracts in 1998, 1999 and 2000, respectively. Government contracts generally are cost-plus-fixed-fee and have terms of three to five years. Revenue from government contracts is recognized in an amount equal to reimbursable costs plus a pro rata portion of the earned fee. The Corporation derived a significant portion of this revenue from government contracts that had been set aside for award to small businesses as defined under government regulations. If the Corporation continues to grow at a rate similar to its growth rate in 2000, management estimates that within the next 6 to 12 months the corporation will no longer be eligible for small business set-aside contracts and grants.

        BioReliance enters into several different types of contractual relationships with its clients. Contracts in the testing and development business can be quotations, based upon established price lists for individual services, or work proposals, most often for larger studies composed of a variety of services. A majority of testing and development contracts range in length from a few weeks to several months; however, some stability testing and lot release testing contracts may be one to three years in length. Manufacturing contracts tend to be relatively long because of the length of time required to create and characterize cell banks, perform pilot production runs, and produce and test the products. These contracts require a formal statement of work and range in length from six months to over two years. Government contracts, usually multi-year, are consistent with the requirements of the particular granting agency.

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

           Selling, general and administrative expense consists primarily of labor and related fringe benefits, administrative materials, travel, legal, consulting, costs related to managing investor relations, and bad debt expense. In addition, a portion of facilities and information systems costs are allocated to general and administrative departments. Research and development expense consists primarily of labor and related fringe benefits, materials, travel, and a portion of facilities cost.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

           The following table shows a comparison of revenue by operational segment for the years ended December 31, 1999 and 2000:

                                                             YEARS ENDED
                                                             DECEMBER 31,
                                            ----------------------------------------------
                                                     1999          2000          % CHANGE
                                                     ----          ----          --------

      Testing and Development                     $43,328       $50,397             16%

      Manufacturing                                 3,864         5,497             42%

                                            ----------------------------------------------
      Total                                       $47,192       $55,894             18%
                                            ==============================================

           The increase in testing and development revenue in 2000 is attributed primarily to increased orders in both the U.S. and Europe. The increase in U.S. testing and development revenue results from increases in biosafety testing services and analytical services. The increase in European testing and development is attributable to an increase in revenues generated in the U.K., partially offset by a decrease in revenues generated in Germany. The Corporation benefited from the establishment of new client relationships as well as the strengthening of existing relationships in these areas. Price increases did not provide a highly significant portion of the revenue increases in either of the Corporation's business segments.

           The increase in manufacturing revenues in 2000 is the result of significant increases in Europe and, to a lesser extent, an increase in the U.S. The U.S. increase is primarily attributable to an increase in manufacturing revenue for both Phase I/II and Phase III services. The increase in Phase III manufacturing revenue is a result of the Corporation's opening of its new manufacturing facility during 2000. Project delays resulting from requirements for additional process development and other client decisions, prior to completion of work, adversely affected U.S. manufacturing revenue in the second half of the year.

           During the third quarter of 2000, BioReliance announced its selection as the principal provider of manufacturing services for a smallpox vaccine for military purposes and, separately, a teaming agreement to provide large-scale manufacturing services for a new smallpox vaccine to create a national civil defense stockpile. During the fourth quarter, the Corporation announced that it was awarded a contract for the development and production of viral vectors to be used to test novel gene therapies. These contracts have terms of up to 20 years. Management expects the revenue from these contracts to grow over each of the next several years. Accordingly, while BioReliance expects these contracts will contribute to the Corporation's revenues in 2001, the revenues from these contracts are likely to be more significant in future years. Work under these contracts is subject to government-issued task orders and thus the related revenues cannot be predicted with certainty. Like all government contracts, these contracts are subject to termination by the government at any time.

           The following table shows a comparison of revenue by geographic region for the years ended December 31, 1999 and 2000:

                                                             YEARS ENDED
                                                            DECEMBER 31,
                                            ----------------------------------------------
                                                 1999          2000          % CHANGE
                                                 ----          ----          --------

       United States                              $40,818       $47,824        17%

       Europe                                       6,374         8,070        27%

                                            ----------------------------------------------
       Total                                      $47,192       $55,894        18%
                                            ==============================================

           The increase in revenue generated in the United States for the year ended December 31, 2000 resulted from an increase in orders in both the testing and development and manufacturing segments. This was achieved in part by having a full complement of account managers both in the U.S. and Europe. U.S. testing and development revenue was positively impacted by increased revenue generated in its toxicology and biosafety laboratories. The increase in manufacturing revenue can be attributed to growth in orders and the resultant revenue for both Phase I/II and Phase III services. Price increases did not provide a highly significant portion of the revenue increases in either of the Corporation's geographic regions.

           The increase in revenue generated in Europe for the year ended December 31, 2000 reflects increases in both the testing and development and manufacturing revenue. The increase in testing and development revenue generated in Europe for year ended December 31, 2000 is related to an increase in testing and development revenue generated in the U.K., partially offset by a decrease in testing and development revenue in Germany. During the second quarter of 2000, the Corporation began the consolidation of German testing and development services into its Stirling, Scotland (U.K.) operations. European manufacturing revenue also increased in 2000, as the Corporation benefited from a strong performance from its manufacturing services in Germany.

           The Corporation expects that testing and development revenue will continue to increase in the foreseeable future, and it expects that manufacturing revenue in the U.S. will increase with the Corporation's new contracts. There can be no assurance that such expectations will prove to be correct. European manufacturing services are currently running near their capacity and, therefore, further revenue growth in that segment and region likely will be modest, if at all, for the next year. These expectations could be adversely affected by factors noted in the cautionary statements on page 16 and the risk factors beginning on page 31.

           The following table compares gross profit and gross margin by operational segment for the years ended December 31, 1999 and 2000:

                                                                YEARS ENDED
                                                                DECEMBER 31,
                                               -----------------------------------------------
                                                        1999           2000      % CHANGE
                                                        ----           ----      --------

         Testing and Development
              Gross Profit                           $17,398        $20,677        19%
              Gross Margin                               40%            41%

         Manufacturing
              Gross Profit                           (1,262)        (1,863)       (48%)
              Gross Margin                             (33%)          (34%)

         Totals
                                               -----------------------------------------------
              Gross Profit                           $16,136        $18,814        17%
                                               ===============================================
              Gross Margin                               34%            34%
                                               ===============================================

           The increase in testing and development gross margin for the year ended December 31, 2000 can be attributed to increased gross profit generated in both the U.S. and Europe. The increase was partially offset by increases in costs for labor, fringe benefits, direct materials, depreciation and non-recurring subcontracting costs related to one development project.

           The decrease in margins generated by manufacturing services is related to an increase in losses generated in U.S. manufacturing partially offset by an increase in the gross profit generated in Europe. Gross profit decreased as a result of increased costs for labor, fringe benefits, direct materials and capacity costs related to the new U.S. manufacturing facility.

           The following table compares gross profit and gross margin by geographic region for the years ended December 31, 1999 and 2000:

                                                               YEARS ENDED
                                                              DECEMBER 31,
                                              ----------------------------------------------
                                                  1999          2000          % CHANGE
                                                  ----          ----          --------

         United States
              Gross Profit                          $14,544       $15,511         7%
              Gross Margin                              36%           32%

         Europe
              Gross Profit                            1,592         3,303       107%
              Gross Margin                              25%           41%

         Totals
                                              ----------------------------------------------
              Gross Profit                          $16,136       $18,814        17%
                                              ==============================================
              Gross Margin                              34%           34%
                                              ==============================================

           The increase in gross profit for the year ended December 31, 2000, for the United States resulted from increased revenue, partially offset by increased cost of sales in both testing and development and manufacturing, which are as discussed above. The improvement in the gross profit for Europe for the year ended December 31, 2000 can be primarily attributed to improved European margins in both the testing and development and manufacturing segments, resulting from increased utilization of capacity and a more favorable revenue mix.

           The Corporation expects margins in testing and development, both in the U.S. and Europe, to remain the same or improve with economies of scale in the foreseeable future, and expects manufacturing margins in the U.S. to improve as capacity is more fully utilized. These projected improvements could be adversely affected by factors noted in the cautionary statements on page 16 and the risk factors beginning on page 31.

           The following table shows a comparison of operating expenses, other than cost of sales, for the years ended December 31, 1999 and 2000:

                                                                      YEARS ENDED
                                                                     DECEMBER 31,
                                                       ------------------------------------------
                                                            1999         2000         % CHANGE
                                                            ----         ----         --------

   Selling, General and Administrative                     $16,126      $15,200      ( 6%)

   Research and Development                                  1,306        1,414        8%

                                                       ------------------------------------------
   Total                                                   $17,432      $16,614       (5%)
                                                       ==========================================

           The decrease in selling, general and administrative expenses for the year ended December 31, 2000 is due primarily to a decrease in labor and fringe costs due to fewer administrative employees and a decrease in the provision for bad debt expense, partially offset by an increase in consulting expenses.

Bad debt expense decreased because of an improvement in the accounts receivable aging resulting from improved and enhanced collection efforts in 2000. The decrease was partially offset by restructuring expenses of $0.2 million related to the consolidation of testing and development operations in Germany with U.K. operations and consulting fees. Selling, general and administrative expenses may increase as the Corporation implements additional client service applications for the Corporation's information systems.

           Research and development expenses represent the investment of internal resources to develop new methods and tests to support the Corporation's services. These expenses have not changed significantly in the periods presented, but the Corporation expects these expenses to increase modestly with an accelerated program of new assay development and commercial introductions.

           The following table shows a comparison of non-operating expenses for the years ended December 31, 1999 and 2000:

                                                       YEARS ENDED
                                                       DECEMBER 31,
                                               -----------------------------
                                                        1999           2000
                                                        ----           ----
          Other Expense (Income)                      $(161)           $104
                                               -----------------------------

          Income Taxes
               Provision (Benefit)                    $(145)           $880
               Effective Rate                          (13%)            42%
                                               -----------------------------

           The increase in net interest and other expense for the year ended December 31, 2000 reflects increases in interest and other expense, partially offset by an increase in interest income. The increased interest expense can be attributed to the capital lease arrangements related to the new manufacturing facility opened during 2000.

           The provision for income tax for the year ended December 31, 2000 is the result of the Corporation's generation of income before income taxes. The low effective rate in 1999 was the consequence of different accounting treatment for various tax attributes in periods of net losses. The Corporation expects tax rates to remain at or below current levels in the foreseeable future, but since the Corporation has international operations, its effective tax rate may vary from year to year due to changes in the distribution of its pre-tax earnings.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

            The following table shows a comparison of revenue by operational segment for the years ended December 31, 1998 and 1999:

                                                              YEARS ENDED
                                                             DECEMBER 31,
                                             ----------------------------------------------
                                                  1998          1999          % CHANGE
                                                  ----          ----          --------

        Testing and Development                    $44,396       $43,328       (2%)

        Manufacturing                                5,621         3,864       (31%)

                                             ----------------------------------------------
        Total                                      $50,017       $47,192       (6%)
                                             ==============================================

           The overall decrease in revenue for the year ended December 31, 1999 can be attributed to a decrease in orders in both segments. The decrease in testing and development revenue can be attributed to decreased revenue generated in both the U.S. and Europe. The decrease in testing and development revenue in the U.S. can be primarily attributed to a decrease in testing services revenue, partially offset by an increase in development services revenue. Development services were positively impacted by an increase in biorepository revenue and revenue from analytical services. The decrease in European testing and development revenue was primarily the result of a decrease in U.K. testing services, which was partially offset by an increase in revenue generated from German testing and development services. U.K. testing and development revenue was adversely affected by client delays and a decrease in new orders.

           The decrease in manufacturing revenue for year ended December 31, 1999 is attributable to decreases in both the U.S. and Europe. The decrease in U.S. manufacturing revenue is a result of the Company's focus in the first half of the year on developing new client relationships and operational improvements and a delay in manufacturing projects at the end of the year. Revenue generated by European manufacturing operations is attributable to a decrease in German manufacturing revenues which were adversely impacted by client delays and delays in obtaining new contracts. The decrease is partially offset by an increase in manufacturing revenue generated in the U.K.

           The following table shows a comparison of revenue by geographic region for the years ended December 31, 1998 and 1999:

                                                          YEARS ENDED
                                                         DECEMBER 31,
                                         ----------------------------------------------
                                               1998          1999        % CHANGE
                                               ----          ----        --------

    United States                              $42,291       $40,818       (3%)

    Europe                                       7,726         6,374       (17%)

                                         ----------------------------------------------
    Total                                      $50,017       $47,192       (6%)
                                         ==============================================

           The decrease in revenue generated in the United States for the year ended December 31, 1999 resulted from decreased revenue in both the testing and development and manufacturing segments. The decrease in U.S. testing and development revenue was partially offset by increased revenue from analytical services and biorepository services discussed above. U.S. manufacturing revenue decreased as a result of the Company's focus on client relationships and project delays discussed above.

           The decrease in revenue generated in Europe for the year ended December 31, 1999 reflects decreases in both the testing and development and manufacturing revenue. Decreases in U.K. testing and development revenue were partially offset by an increase in revenue generated from German testing and development. The decrease in European manufacturing revenue is primarily the result of a decrease in revenue generated in Germany, as discussed above.

           The following table compares gross profit and gross margin by operational segment for the years ended December 31, 1998 and 1999:

                                                           YEARS ENDED
                                                          DECEMBER 31,
                                          ----------------------------------------------
                                                 1998          1999          % CHANGE
                                                 ----          ----          --------
     Testing and Development
          Gross Profit                          $20,279       $17,398        14%
          Gross Margin                              46%           40%

     Manufacturing
          Gross Profit                                0       (1,262)       N.M.
          Gross Margin                            (00%)         (33%)

     Totals
                                          ----------------------------------------------
          Gross Profit                          $20,279       $16,136       (20%)
                                          ==============================================
          Gross Margin                              41%           34%
                                          ==============================================
                                                    N.M. = not meaningful

           The decrease in gross profit for the year ended December 31, 1999 can be attributed to decreased revenue from both the testing and development and manufacturing segments and an increase in cost of sales in the testing and development segment, partially offset by decreased cost of sales in the manufacturing segment. The increase in cost of sales is attributable to a shift in revenue mix leading to increases in direct materials, as well as increases in labor, fringe benefits and depreciation.

           For the year ended December 31, 1999, margins for both segments were adversely affected by the increase in cost of sales discussed above. Margins for the manufacturing segment were also particularly affected by the significant manufacturing revenue decreases from the U.S. and Europe discussed above.

           The following table compares gross profit and gross margin by geographic region for the years ended December 31, 1998 and 1999:

                                                          YEARS ENDED
                                                          DECEMBER 31,
                                         ----------------------------------------------
                                                1998          1999       % CHANGE
                                                ----          ----       --------
    United States
         Gross Profit                          $17,650       $14,544       (18%)
         Gross Margin                              42%           36%

    Europe
         Gross Profit                            2,629         1,592       (39%)
         Gross Margin                              34%           25%

    Totals
                                         ----------------------------------------------
         Gross Profit                          $20,279       $16,136       (20%)
                                         ==============================================
         Gross Margin                              41%           34%
                                         ==============================================

           The decrease in the gross profit and the related margins for year ended December 31, 1999 resulted from decreases in both the U.S. and European segments. Margins in both geographic segments were adversely affected by decreased revenue which is discussed above. An increase in cost of sales in the U.S. contributed to the decreased gross margin. The decrease in European margins is partially offset by a decrease in cost of sales in Europe for the year ended December 31, 1999.

           The following tables show a comparison of operating expenses, other than cost of sales, for the years ended December 31, 1998 and 1999:

                                                                YEARS ENDED
                                                                DECEMBER 31,
                                               ----------------------------------------------
                                                     1998          1999          % CHANGE
                                                     ----          ----          --------

 Selling, General and Administrative                 $13,627       $16,126        18%

 Research and Development                              1,438         1,306        (9%)

                                               ----------------------------------------------
 Total                                               $15,065       $17,432        16%
                                               ==============================================

           The increase in selling, general and administrative expenses for the year ended December 31, 1999 is due primarily to greater facility costs related to the full year of the Corporation's occupancy of its new combined headquarters and laboratory facility, completed in the latter half of 1998, as well as increased depreciation and other expenses related to the Corporation's investments in an enterprise information system and an increase in the bad debt allowance. The increase in the bad debt allowance was primarily the result of the ongoing reviews of customer projects and trade receivables.

           Research and development expenses represent the investment of internal resources to develop new methods and tests to support the Corporation's services. These expenses have not changed significantly in the periods presented.

           The following table shows a comparison of non-operating expenses for the years ended December 31, 1998 and 1999:



                                                        YEARS ENDED
                                                       DECEMBER 31,
                                        --------------------------------------------
                                             1998          1999        % CHANGE
                                             ----          ----        --------

   Other Expense (Income)                      $(842)        $(161)      (81%)
                                        --------------------------------------------

   Income Taxes
        (Benefit) Provision                    $2,354        $(145)      N.M.
        Effective Rate                            39%         (13%)
                                        --------------------------------------------
                                                  N.M. = not meaningful

           The decrease in net interest and other expense for the year ended December 31, 1999 resulted primarily from a decrease in interest income. Interest income decreased from $1.9 million in 1998 to $1.1 million in 1999, due to a decrease in cash, cash equivalents and marketable securities. Interest expense, net of amounts capitalized, remained relatively constant at $0.6 million in 1998 and 1999.

           The benefit from income taxes for the year ended December 31, 1999 is the result of the Corporation's loss before income taxes. The low effective rate in 1999 was the consequence of different accounting treatment for various tax attributes in periods of net losses.

LIQUIDITY AND CAPITAL RESOURCES

            The Corporation has funded its business through existing cash, cash flows from operations, long-term bank loans and capital leases. At December 31, 2000, the Corporation had cash, cash equivalents and marketable securities of $16.7 million, compared to $18.8 million at December 31, 1999.

           Marketable securities are composed of investments in government securities, government agency securities and commercial paper with original maturities of more than three months at the time of purchase. These marketable securities totaled $6.5 and $8.4 million at December 31, 1999 and 2000, respectively.

           In 1999 and 2000, the Corporation generated positive net cash flow from operating activities of $5.8 million and $6.1 million, respectively. In 1998, the Corporation did not generate positive net cash flow from operating activities. Net income, as adjusted for depreciation and amortization, deferred income taxes and other non-cash adjustments, provided cash of $8.3 million, $3.1 million and $4.9 million in the years ended December 31, 1998, 1999 and 2000, respectively. Changes in other assets and liabilities provided cash of $1.1 million in 2000, primarily due to an increase in other accrued liabilities and customer advances, partially offset by an increase in accounts receivable and a decrease in accounts payable. In 1999 changes in other assets and liabilities provided cash of $2.7 million in 1999, primarily due to a decrease in accounts receivable and an increase in accrued employee compensation and benefits, partially offset by decreases in customer advances, other accrued liabilities and an increase in deposits and other assets.

           Working capital decreased slightly to $25.2 million at December 31, 2000, from $26.7 million at December 31, 1999. This decrease was due to a decrease in current assets and an increase in current liabilities. The decrease in current assets resulted from a decrease in cash and cash equivalents and marketable securities, partially offset by an increase in accounts receivable. The increase in current liabilities is the result of an increase in other accrued liabilities and customer advances, partially offset by a decrease in deferred income tax and accounts payable. Additionally, the current portion of long-term debt decreased as of December 31, 2000 because several of the Corporation's capital equipment leases expired during the year.

           The Corporation leases facilities and equipment under leases that expire at various dates through 2017 which require the Corporation to make noncancelable lease payments totaling approximately $29.5 million.

           The Corporation's new manufacturing facility in Rockville, Maryland became operational in the second quarter of 2000. In April 1998, the Corporation entered into third-party leasing and subleasing arrangements relating to the new manufacturing facility in Rockville, Maryland. These arrangements require the Corporation to make noncancelable lease payments totaling approximately $11.9 million over the next eighteen years and to guarantee indebtedness of approximately $4.6 million. A portion of the lease payments is equivalent to the interest and principal due on the indebtedness. In February 2001, the Corporation entered into an interest rate swap with respect to one of those leases whereby the variable interest rate portion of the indebtedness was effectively converted into debt with a fixed rate of 6.14% per annum. This swap expires on November 1, 2009. The terms of the arrangements require the Corporation to account for the leases and subleases of the manufacturing facility as capital leases. The assets underlying the capital leases are included with the Corporation's owned property and equipment as of December 31, 2000. Property and equipment, net of accumulated depreciation and amortization at December 31, 2000 included approximately $10.0 million related to these capital leases. The related lease obligation is included in the Corporation's liabilities at December 31, 2000.

           The build-out and validation of the new U.S. manufacturing facility has demanded and will continue to demand considerable time and resources. The Corporation is utilizing substantially less than full capacity in this building. This operation will likely constrain earnings for the Corporation at least through the second quarter of 2001. Management cannot predict when, if ever, the facility will generate positive cash flow.

           During 2000, the Corporation invested approximately $7.1 million in capital expenditures. These expenditures were primarily related to leasehold improvements and equipment for the new manufacturing facility. The Corporation invested $5.9 million and $15.3 million in capital expenditures during 1998 and 1999, respectively. The Corporation acquired additional capital assets under capital lease agreements of $7.1 million and $0.4 million in 1998 and 1999, respectively.

           At December 31, 2000, the Corporation had commitments to spend approximately $0.6 million in capital expenditures for leasehold improvements and laboratory equipment.

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

           Based on its current operating plan, the Corporation believes that available liquid resources are sufficient to meet its operational and other foreseeable cash needs for at least the next twelve months.

BORROWINGS AND CREDIT FACILITIES

           In 1994, the Corporation obtained a mortgage loan of $4.3 million from Bank of America with a maturity date of November 30, 1999 (the Mortgage
Loan). The Mortgage Loan was renewed in December 1999 and matures in November 2009. The Mortgage Loan requires a monthly principal payment of $10,576 per month, and bears interest at the London Inter-Bank Offering Rate (LIBOR) plus the applicable LIBOR Rate Additional Percentage (LIBOR Rate Option). The LIBOR Rate Option ranges from 1.00% to 2.15% depending on the Corporation achieving funded debt to EBITDA ratios. At December 31, 2000, the applicable interest rate on the Mortgage Loan was 8.79% and the LIBOR Rate Option was 2.15%. Approximately $2.4 million was outstanding on the Mortgage Loan at December 31, 2000.

           From 1995 to 1999, the Corporation had in place an interest rate swap whereby the variable interest rate portion of the Mortgage Loan was effectively converted into debt with a fixed rate of 6.55% per annum. This swap expired on November 30, 1999. Amounts paid or received under the interest rate swap were recognized as interest income or expense in the periods in which they accrued and were recorded in the same category as that arising from the Mortgage Loan. The Corporation believes that the effect of the interest rate swap on interest expense was not material in 1998 or 1999.

           In February 2001, the Corporation entered into a new interest rate swap whereby the variable interest rate portion of the Mortgage Loan was effectively converted into debt with a fixed rate of 6.14% per annum. This swap expires November 1, 2009.

           The Corporation has available borrowings up to $2.0 million under the terms of a revolving loan agreement with Bank of America. The revolving loan agreement requires monthly interest payments on the unpaid principal. The loan matures on May 31, 2001, and the line of credit expires at that time. Amounts borrowed under the revolving loan agreement bear interest at the LIBOR rate plus the applicable LIBOR Rate option which ranges from 0.85% to 2.00% depending on the Corporation achieving funded debt to EBITDA ratios. There were no borrowings under this agreement in 1999 or 2000.

           The Corporation financed the acquisition of BioReliance Manufacturing GmbH (formerly known as BIOMEVA) in July 1996 and obtained additional funds for working capital and expansion of its business through a promissory note with Bank of America in the amount of $1.8 million. The note requires monthly principal payments of $30,000, and bears interest at the same rate as the Mortgage Loan. At December 31, 2000, $0.3 million was outstanding on the note, and the interest rate on the note was 8.79%. The note matures on June 30, 2001.

           All of the Corporation's agreements with Bank of America are cross collateralized and are secured by a deed of trust on one of the Corporation's laboratory facilities in Rockville, Maryland. The agreements require the Corporation to comply with financial and restrictive covenants, including fixed charge coverage and funded debt to EBITDA ratios. Specifically:

           - Maintain a ratio of total funded indebtedness to EBITDA not greater than 3.50 to 1.00 as of the end of each fiscal quarter, calculated on the preceding four quarter period. For the fiscal quarter ended December 31, 2000, this ratio was based on the preceding three quarter period on an annualized basis. EBITDA is defined as earnings before interest, taxes, depreciation and amortization.

           - Maintain a fixed charge coverage ratio as of the end of each quarter of at least 1.25 to 1.00. This ratio is determined by dividing EBITDA by the sum of interest expense and current-maturities of long-term debt and capital leases.

           At December 31, 2000, the Corporation was in compliance with all covenants under its loan agreements.

           On July 1, 1999, the Corporation received the proceeds of a $3,000,000 loan from the Department of Business and Economic Development, a department of the State of Maryland. The Corporation is required to use the proceeds to expand and relocate its activities in Rockville, Maryland. The loan requires quarterly principal payments of $107,143 plus accrued interest and matures on June 30, 2006. The loan bears interest at rates ranging from 0% to 7.5% based on the Corporation's achieving specific employment levels over the next six years. There is currently no interest being charged on this loan. The terms of the loan contain annual reporting requirements, including the reporting of employment data. At December 31, 2000, approximately $2.4 million was outstanding on the loan.

FOREIGN CURRENCY

           The accounts of the Corporation's international subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated into United States dollars at period-end exchange rates, and revenue and expense accounts are translated at average monthly exchange rates. Net exchange gains and losses resulting from these translations are excluded from net income and are accumulated in a separate component of stockholders' equity. Translation gains and losses that arise from some intercompany transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. The Corporation recorded net exchange losses of $0.7 million and $0.4 million for the years ended December 31, 1999 and 2000, respectively.

           Since the revenues and expenses of the Corporation's international operations generally are denominated in local currencies, exchange rate fluctuations between such local currencies and the United States dollar will subject the Corporation to currency translation risk with respect to the reported results of its international operations as well as to other risks sometimes associated with international operations. The Corporation derived 15.5%, 13.5% and 14.4% of its revenue for 1998, 1999 and 2000, respectively, from services performed outside of the United States. In addition, the Corporation may be subject to currency risk when the Corporation's service contracts are denominated in a currency other than the currency in which the Corporation incurs expenses related to such contracts.

           There can be no assurance that the Corporation will not experience fluctuations in financial results from the Corporation's operations outside the United States, and there can be no assurance the Corporation will be able, contractually or otherwise, to reduce the currency risks associated with its operations. At the present time, the Corporation does not use derivative financial instruments to manage or control foreign currency risk because most of its revenue and related expenses are in the same functional currencies. However, there can be no assurance that the Corporation will not use such financial instruments in the future or that any such use will be successful in managing or controlling foreign currency risk. See "Item 7A -- Market Risk."

           The revenue and identifiable assets attributable to the Corporation's geographic regions are reported in Note 11 of Notes to Consolidated Financial Statements.

EUROPEAN MONETARY UNION

           Within Europe, the European Economic and Monetary Union (the EMU) introduced a new currency, the Euro, on January 1, 1999. The new currency is in response to the EMU's policy of economic convergence to harmonize trade policy, eliminate business costs associated with currency exchange and to promote the free flow of capital, goods and services.

           On January 1, 1999, the participating countries adopted the Euro as their local currency, initially available for currency trading on currency exchanges and non cash (banking) transactions. On or before July 1, 2002, the participating countries are planned to withdraw all legacy currency and use the Euro exclusively. The introduction of the Euro has not had a material adverse effect on the Corporation, and it does not anticipate any material adverse effects as other currencies are phased out. However, unforeseen legislation, changes in commercial cross-border practices or a significant devaluation of the Euro could have an adverse effect on the future results of operations and financial position of the Corporation.

NEW ACCOUNTING PRONOUNCEMENTS

           In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. SFAS 133 is effective for years beginning after June 15, 1999, with earlier adoption permitted. On July 8, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137). SFAS No. 137 defers the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. The adoption of SFAS 137, as further amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," is not expected to have a material effect on the Corporation's financial statements.

           In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 summarizes certain of the SEC staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective for the year beginning January 1, 2000. In March 2000, the SEC issued SAB 101A. This guidance defers the effective date of SAB 101 until the fiscal quarter ending June 30, 2000, and permits a change that may result from the application of this guidance to be reported as a change in accounting principle. In June 2000, the SEC issued SAB 101B. SAB 101B delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal quarters beginning after December 15, 1999. The adoption of this guidance has not had a material impact on the Corporation's results of operations or financial position.

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

SIGNIFICANT CAPITAL EXPENDITURES

           During 2000, the Corporation invested $7.1 million in capital expenditures primarily related to completion of its new U.S. manufacturing facility for a total investment in the facility of $25.1 million, and may spend up to $7.0 million on capital expenditures during 2001. Management cannot predict when, if ever, its new manufacturing facility will generate positive cash flow. There is a risk that the return on these capital expenditures may be less than expected.

RISKS ASSOCIATED WITH THE NATURE OF CONTRACTS

           Most of the Corporation's contracts are short-term in duration. As a result, the Corporation must continually replace its contracts with new contracts to sustain its revenue. The Corporation's inability to generate new contracts on a timely basis would have a material adverse effect on its business, financial condition and results of operations.

           In addition, many of the Corporation's long-term contracts may be cancelled or delayed by clients for any reason upon notice. Contracts may be terminated for a variety of reasons, including termination of product development, failure of products to satisfy safety requirements, unexpected or undesired results from use of the product or the client's decision to forego a particular study. Such terminations are somewhat common in the CSO industry, and have affected the Corporation's revenues in the past. The failure to obtain new contracts or the cancellation or delay of existing contracts could have a material adverse effect on the Corporation's business and results of operations.

GOVERNMENT CONTRACTS MAY BE TERMINATED

           During fiscal 2000, approximately 10.1% of the Corporation's revenues were from government contracts. A government contract may be modified or terminated at any time for the convenience of the government, including for changes in requirements or reductions in budgetary resources. Any termination of our government contracts, particularly our newly-awarded contracts would have a material adverse effect on our future revenues.

REVENUES DIFFICULT TO PREDICT

           The Corporation's revenues are difficult to predict because they are primarily generated on a contract-by-contract basis. Most of the contracts are short-term, and may be canceled at any time. Consequently, the Corporation does not have a significant backlog. As a result, the Corporation's revenues are not recurring from period to period, which contributes to the variability of results from period to period.

VARIATION IN QUARTERLY OPERATING RESULTS; HIGH FIXED COSTS

           The Corporation's revenues and operating results have fluctuated, and could continue to fluctuate, on a quarterly basis. The operating results for a particular quarter may be lower than expected as a result of a number of factors, including the timing of contracts; the delay or cancellation of a contract; the mix of services provided; seasonal slowdowns in Europe during the summer months; the timing of start-up expenses for new services and facilities; and changes in regulations related to biologics. Because a high percentage of the Corporation's costs are fixed (such as the cost of maintaining facilities and compensating employees), any one of these factors could have a significant impact on the Corporation's quarterly results. In some quarters the Corporation's revenues and operating results may fall below the expectations of securities analysts and investors due to any of the factors described above. In such event, the trading price of the Corporation's common stock would likely decline, even if the decline in revenues did not have any long-term adverse implications for the Corporation's business.

MANAGEMENT OF GROWTH

           The Corporation's operations - both domestic and international - have grown in recent years. This growth has placed a strain on the Corporation's management, operational, human and financial resources. In order to manage its growth, the Corporation must continue to improve its operating and administrative systems, including its financial and accounting systems, and continue to attract and retain qualified management and professional, scientific and technical operating personnel. There can be no assurance that the Corporation will be able to manage its growth effectively. Any failure to effectively anticipate, implement and manage the changes required to sustain its growth could have a material adverse effect on the Corporation's business and results of operations.

DEVELOPMENT OF MANUFACTURING CAPABILITIES

           As part of its business strategy, the Corporation had expanded its manufacturing capabilities to allow for large-scale production of biologics. There can be no assurance that the Corporation will be able to develop revenue from these expanded capabilities on acceptable terms, find clients for any manufacturing capacity it may further develop or operate any expanded manufacturing capabilities on a profitable basis.

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

           As a result of competitive pressures, the industry is consolidating. Mergers and acquisitions have resulted in the emergence of several large, full-service CSOs that have greater capital, technical and financial resources than BioReliance. As pharmaceutical and biotechnology companies increasingly outsource development, they may increasingly turn to larger CSOs that provide a full range of services. This trend is likely to produce increased competition among the larger CSOs for both clients and acquisition candidates and increased competitive pressures on smaller providers. In addition, the CSO industry has attracted the attention of the investment community, which could lead to heightened competition by increasing the availability of financial resources for CSOs. Increased competition may lead to price and other forms of competition that may have a material adverse effect on the Corporation's business and results of operations.

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

POTENTIAL LIABILITY

           The Corporation formulates, tests and manufactures products intended for use by the public. In addition, the Corporation's services include the manufacture of biologic products to be tested in human clinical trials. These activities could expose the Corporation to risk of liability for personal injury or death to persons using such products, although the Corporation does not commercially market or sell the products to end users. The Corporation seeks to reduce its potential liability through measures such as contractual indemnification provisions with clients (the scope of which may vary from client-to-client, and the performances of which are not secured) and insurance maintained by clients. The Corporation could be materially and adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of the indemnification agreements, if the indemnity, although applicable, is not performed in accordance with its terms or if the Corporation's liability exceeds the amount of applicable insurance or indemnity. In addition, the Corporation could be held liable for errors and omissions in connection with the services it performs. The Corporation currently maintains product liability and errors and omissions insurance with respect to these risks. There can be no assurance that the Corporation's insurance coverage will be adequate or that insurance coverage will continue to be available on terms acceptable to the Corporation.

HAZARDOUS MATERIALS

           The Corporation's activities involve the controlled use of etiologic agents, hazardous chemicals and various radioactive materials. The Corporation is subject to foreign, federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. The risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of any contamination or injury from these materials, the Corporation could be held liable for any damages that result, including joint and several liabilities under certain statutes such as CERCLA, and any such liability could exceed the resources of the Corporation. Furthermore, the failure to comply with current or future regulations could result in the imposition of substantial fines against the Corporation, suspension of production, alteration of its manufacturing processes or cessation of operations. There can be no assurance that the Corporation will not be required to incur significant costs to comply with any such laws and regulations in the future, or that such laws or regulations or liability thereunder will not have a material adverse effect on the Corporation's business and results of operations.

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

CONTROL BY EXISTING STOCKHOLDERS

           As of March 1, 2001, Sidney R. Knafel, Chairman of the Board of Directors of the Corporation, and related persons beneficially own an aggregate of approximately 39.2% of the outstanding common stock. The Corporation's executive officers, directors and related persons (including Sidney R. Knafel) beneficially own an aggregate of approximately 42.8% of the outstanding common stock (excluding shares issuable upon the exercise of options). As a result, the Corporation's directors and executive officers and related persons may exercise a controlling influence over the outcome of matters submitted to the Corporation's stockholders for approval and may have the power to delay, defer or prevent a change in control of the Corporation.

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

INTEREST RATE RISKS

           The Corporation is exposed to interest rate risk primarily through its investments in short-term marketable securities and cash equivalents and its debt agreements. The Corporation's investment policy calls for investment in short-term, low risk instruments. At December 31, 2000, the Corporation had $8.4 million invested in government securities, governmental agency securities, and commercial paper. A rise in interest rates would have an adverse impact on the fair market value of fixed rate securities. If interest rates fall, floating rate securities may generate less interest income. The Corporation manages its exposure to interest rate risks through investing in securities with maturities of one year or less.

           Additionally, the Corporation is exposed to risk from changes in interest rates as a result of its borrowing activities. At December 31, 2000, the Corporation had total debt of $12.7 million. The Corporation's debt consists of a mortgage loan with approximately $2.4 million outstanding; a promissory note with approximately $0.3 million outstanding; a State of Maryland loan with approximately $2.4 million outstanding; and capital lease obligations of approximately $7.6 million outstanding. See Note 5 of Notes to Consolidated Financial Statements.

           The Corporation partially managed its exposure to losses through an interest rate swap related to the Mortgage Loan which expired on November 30, 1999. In February 2001, the Corporation entered into a new interest rate swap, whereby the variable interest rate portion of the Mortgage Loan was effectively converted into debt with a fixed rate of 6.14% per annum. The Corporation also entered into a separate interest rate swap whereby the variable interest rate portion of the indebtedness relating to a capital lease for the new manufacturing facility was also converted into debt with a fixed rate of 6.14%. Both agreements expire on November 1, 2009.

FOREIGN CURRENCY EXCHANGE RISK

           The Corporation's international operations are subject to foreign exchange rate fluctuations. The Corporation derived 14.4%, 13.5% and 15.5% of its revenue for 2000, 1999 and 1998, respectively, from services performed in the United Kingdom and Germany. Since the revenue and expenses of the Corporation's international operations generally are denominated in local currencies, exchange rate fluctuations between such local currencies and the United States dollar will subject the Corporation to currency translation risk with respect to the reported results of its foreign operations as well as to risks sometimes associated with international operations. In addition, the Corporation may be subject to currency risk when its service contracts are denominated in a currency other than the currency in which the Corporation incurs expenses related to such contracts. The United Kingdom and Germany have traditionally had relatively stable currencies. The Corporation does not hedge its foreign currency exposure. Management does not believe that the Corporation's exposure to foreign currency rate fluctuations is material.

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

REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER

           The Corporation did not file any reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Rockville, Maryland, on this 28th day of March, 2001.

BIORELIANCE CORPORATION
(Registrant)


By:                  s/Capers W. McDonald
                     --------------------
           Name:     Capers W. McDonald
           Title:    President and Chief Executive Officer


                                POWER OF ATTORNEY


           KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Capers W. McDonald and John L. Coker, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Report, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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

                         SIGNATURE                                            TITLE                               DATE
                         ---------                                            -----                               ----


                      s/Sidney R. Knafel                       Chairman of the Board                          March 28, 2001
  ------------------------------------------------------------
                       SIDNEY R. KNAFEL

                     s/Capers W. McDonald
  ------------------------------------------------------------ President, Chief Executive                     March 28, 2001
                      CAPERS W. MCDONALD                          Officer and Director

                        s/John L. Coker
  ------------------------------------------------------------ Vice President, Finance and                    March 28, 2001
                         JOHN L. COKER                            Administration;  Chief Financial
                                                                  Officer and Treasurer (Chief
                                                                  Accounting Officer)

                      s/William J. Gedale                      Director                                       March 28, 2001
  ------------------------------------------------------------
                       WILLIAM J. GEDALE

                                                               Director
  ------------------------------------------------------------
                       VICTORIA HAMILTON

                      s/Gordon J. Louttit                      Director                                       March 28, 2001
  ------------------------------------------------------------
                       GORDON J. LOUTTIT

                      s/Leonard Scherlis                       Director                                       March 28, 2001
  ------------------------------------------------------------
                    LEONARD SCHERLIS, M.D.

                                  EXHIBIT INDEX

 EXHIBIT                           DESCRIPTION
   NO.

3.1 Amended and Restated Certificate of Incorporation of BioReliance Corporation (incorporated by reference to Exhibit 3.1 to the Corporation's Registration Statement on Form S-1 (Registration No. 333-25071))

3.2     Bylaws of BioReliance Corporation (incorporated by reference to Exhibit
        3.2 to the Corporation's Registration Statement on Form S-1 (Registration No. 333-25071))

10.1 BioReliance Corporation 1997 Incentive Stock Plan (as adopted May 28, 1997 and amended and restated September 24, 1997 and May 21, 1998) (incorporated by reference to Exhibit 10.32 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

10.2 Modification Agreement -- Leasehold Deed of Trust and Security Agreement, dated as of December 1, 1994, by and among NationsBank, N.A., Kathleen M. Malloy and Microbiological Associates, Inc. (incorporated by reference to Exhibit 10.2 to the Corporation's Registration Statement on Form S-1 (Registration No. 333-25071))

10.3 Security Agreement, dated as of December 17, 1993, by and between Maryland National Bank, Microbiological Associates, Inc. and Microbiological Associates Limited (incorporated by reference to Exhibit
        10.3 to the Corporation's Registration Statement on Form S-1 (Registration No. 333-25071))

10.4 Second Modification Agreement -- Leasehold Deed of Trust and Security Agreement, dated as of October 31, 1997, by and among BioReliance Corporation, Elizabeth Shore and NationsBank, N.A. (incorporated by reference to Exhibit 10.4 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

10.5 Leasehold Deed of Trust and Security Agreement, dated December 17, 1993, by and between Microbiological Associates, Inc., Kathleen M. Malloy, Brent H. Donnell and Maryland National Bank (incorporated by reference to Exhibit 10.5 to the Corporation's Registration Statement on Form S-1 (Registration No. 333-25071))

10.6 International Swap Dealers Association, Inc. Master Agreement, dated as of May 10, 1995, by and among NationsBank, N.A., Microbiological Associates, Inc. and MAGENTA Corporation (incorporated by reference to
        Exhibit 10.6 to the Corporation's Registration Statement on Form S-1 (Registration No. 333-25071))

10.7 Note Modification Agreement, dated as of October 31, 1997, by and among NationsBank, N.A., BioReliance Corporation, MA BioServices, Inc., MAGENTA Corporation and MAGENTA Viral Production, Inc. (incorporated by reference to Exhibit 10.7 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

10.8 Lease Agreement, dated as of December 1, 1983, by and between Montgomery County, Maryland and Dynasciences Corp. n/k/a BioReliance Corporation (incorporated by reference to Exhibit 10.8 to the Corporation's Registration Statement on Form S-1 (Registration No. 333-25071))

10.9 Lease Agreement, dated as of October 31, 1994, as amended December 20, 1994, between Redgate III Limited Partnership, as landlord, and Microbiological Associates, Inc., as tenant (incorporated by reference to Exhibit 10.9 to the Corporation's Registration Statement on Form S-1 (Registration No. 333-25071))

10.10 Modification of Loan Agreement, dated as of May 31, 1996, among NationsBank, N.A., Microbiological Associates, Inc., Microbiological Associates Limited, MAGENTA Corporation and MAGENTA Services Ltd. (incorporated by reference to Exhibit 10.10 to the Corporation's Registration Statement on Form S-1 (Registration No. 333-25071))

10.11 Deed of Trust Note Modification Agreement, dated as of October 31, 1997, by and among NationsBank, N.A., BioReliance Corporation, MA BioServices, Inc., MAGENTA Corporation and MAGENTA Viral Production, Inc. (incorporated by reference to Exhibit 10.11 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

10.12 Amended and Restated Replacement Loan Agreement, dated as of October 31, 1997, among NationsBank, N.A., BioReliance Corporation, MA BioServices, Inc., MAGENTA Corporation and MAGENTA Viral Production, Inc. (incorporated by reference to Exhibit 10.12 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

10.13 Microbiological Associates, Inc. 1995 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Corporation's Registration Statement on Form S-8 (Registration No. 333-34341))

10.14 MAGENTA Corporation, 1994 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.14 to the Corporation's Registration Statement on Form S-8 (Registration No. 333-34341))

10.15 Microbiological Associates, Inc., 1988 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Corporation's Registration Statement on Form S-8 (Registration No. 333-34341))

10.16 Lease Agreement, dated as of October 16, 1997, between FP Rockledge, L.L.C. and MA BioServices, Inc. (incorporated by reference to Exhibit
        10.16 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

10.17 First Amendment to Lease Agreement, dated as of February 12, 1998, between FP Rockledge, L.L.C. and MA BioServices, Inc. (incorporated by reference to Exhibit 10.17 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

10.18 Consent of Guarantor, dated as of February 12, 1998, to First Amendment to Lease Agreement (incorporated by reference to Exhibit 10.18 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

10.19 Replacement Revolving Promissory Note, dated as of October 31, 1997, by and among BioReliance Corporation, MA BioServices, Inc., MAGENTA Corporation, MAGENTA Viral Production, Inc. and NationsBank, N.A. (incorporated by reference to Exhibit 10.20 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

10.20 Lease-Purchase Agreement, dated April 1, 1998, between Montgomery County, Maryland and BioReliance Corporation (incorporated by reference to Exhibit 10.21 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.21 Lease, dated April 1, 1998, between BioReliance Corporation and BPG Industrial Partners II, LLC. (incorporated by reference to Exhibit 10.22 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.22 Project Lease, dated April 1, 1998, between BPG Industrial Partners II, LLC and MAGENTA Corporation (incorporated by reference to Exhibit 10.23 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.23 Leasehold Deed of Trust, dated April 1, 1998, by BioReliance Corporation and MAGENTA Corporation, to Cynthia Flanders and Eileen Chow (trustees) and NationsBank, N.A. (incorporated by reference to Exhibit 10.24 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.24 Guaranty Agreement, dated April 1, 1998, by BioReliance Corporation in favor of NationsBank, N.A. (incorporated by reference to Exhibit 10.25 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.25 Loan Agreement, dated April 1, 1998, between BPG Industrial Partners II, LLC, NationsBank, N.A. and, for certain purposes, BioReliance Corporation (incorporated by reference to Exhibit 10.26 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.26 First Amendment to Amended and Restated Replacement Loan Agreement, dated April 1, 1998, among BioReliance Corporation, MA BioServices, Inc., MAGENTA Corporation, MAGENTA Viral Production, Inc. and NationsBank, N.A. (incorporated by reference to Exhibit 10.27 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.27 Second Note Modification Agreement, dated April 1, 1998, among BioReliance Corporation, MA BioServices, Inc., MAGENTA Corporation, MAGENTA Viral Production, Inc. and NationsBank, N.A. (incorporated by reference to Exhibit 10.28 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.28 Second Deed of Trust Note Modification, dated April 1, 1998, among BioReliance Corporation, MA BioServices, Inc., MAGENTA Corporation, MAGENTA Viral Production, Inc. and NationsBank, N.A. (incorporated by reference to Exhibit 10.29 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.29 Second Replacement Revolving Promissory, dated April 1, 1998, by BioReliance Corporation, MA BioServices, Inc., MAGENTA Corporation and MAGENTA Viral Production, Inc. in favor of NationsBank, N.A. in the amount of $1 million (incorporated by reference to Exhibit 10.30 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.30 Third Modification Agreement - Leasehold Deed of Trust and Security Agreement, dated April 1, 1998, among BioReliance Corporation, Elizabeth Shore (trustee) and NationsBank, N.A. (incorporated by reference to
        Exhibit 10.31 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.31 Promissory Note, dated May 10, 1999, by James Nelson Harris and BioReliance Corporation (incorporated by reference to Exhibit 10.34 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.32 Loan Agreement, dated June 28, 1999, by and between Department of Business and Economic Development, a principal department of the State of Maryland and BioReliance Corporation (incorporated by reference to Exhibit 10.35 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.33 Note Modification Agreement, dated June 11, 1999, by and between NationsBank, N.A. and BioReliance Corporation, BioReliance Testing and Development, Inc., BioReliance Manufacturing, Inc. and Magenta Viral Production, Inc. (incorporated by reference to Exhibit 10.36 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.34 Note Modification Agreement, dated July 27, 1999, by and between NationsBank, N.A. and BioReliance Corporation, BioReliance Testing and Development f/k/a MA BioServices, Inc., BioReliance Manufacturing, Inc. f/k/a Magenta Corporation and Magenta Viral Production, Inc. (incorporated by reference to Exhibit 10.37 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.35 Contractor Agreement, dated June 30, 1999, by and between The Whiting-Turner Contracting Company and BioReliance Corporation (incorporated by reference to Exhibit 10.38 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

10.36 Third Deed of Trust Note Modification Agreement, dated November 30, 1999, by and between Bank of America, N.A. and BioReliance Corporation, BioReliance Testing and Development, Inc., BioReliance Manufacturing, Inc. and MAGENTA Viral Production, Inc. (incorporated by reference to
        Exhibit 10.39 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

10.37 Second Amendment to Amended and Restated Replacement Loan Agreement, dated December 30, 1999, by and between Bank of American, N.A. and BioReliance Corporation, BioReliance Testing and Development, Inc., BioReliance Manufacturing, Inc. and MAGENTA Viral Production, Inc. (incorporated by reference to Exhibit 10.40 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

10.38 Fourth Replacement Revolving Promissory Note, dated December 30, 1999, by and between Bank of American, N.A. and BioReliance Corporation, BioReliance Testing and Development, Inc., BioReliance Manufacturing, Inc. and MAGENTA Viral Production, Inc. (incorporated by reference to
        Exhibit 10.41 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

10.39 Employment Agreement, dated December 2, 1999, by and between John E. McEntire, Ph.D. and BioReliance Corporation (incorporated by reference to Exhibit 10.42 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

21.1    Subsidiaries of the Registrant (incorporated by reference to Exhibit
        21.1 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

23.1    Consent of PricewaterhouseCoopers LLP.

24.1    Power of Attorney (included on signature page).

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             AND FINANCIAL SCHEDULE

                                                                                          PAGE
Report of Independent Accountants......................................................   F-2
Consolidated Balance Sheets as of December 31, 1999 and 2000...........................   F-3
Consolidated Statements of Operations for the Years Ended December 31, 1998,
  1999 and 2000........................................................................   F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 1998,
  1999 and 2000........................................................................   F-5
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December
  31, 1998, 1999 and 2000..............................................................   F-6
Notes to Consolidated Financial Statements.............................................   F-7

Financial Statement Schedule:
   For the Three Years Ended December 31, 2000
        II - Valuation and Qualifying Accounts and Reserves............................   F-23

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of BioReliance Corporation

In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of BioReliance Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PRICEWATERHOUSECOOPERS LLP


McLean, Virginia
February 21, 2001

                           BIORELIANCE CORPORATION

                         CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                                    DECEMBER 31,
                                                                                        ----------------------------------
                                                                                             1999                  2000
                                                                                        -------------        -------------
                                    ASSETS
Current assets:
  Cash and cash equivalents.........................................................      $  12,273           $    8,231
  Marketable securities.............................................................          6,491                8,431
  Accounts receivable, net..........................................................         19,762               21,004
  Other current assets..............................................................          2,074                1,895
                                                                                           ---------           ----------
   Total current assets.............................................................         40,600               39,561
Property and equipment, net.........................................................         37,085               39,668
Deposits and other assets...........................................................            294                  245
Deferred income taxes...............................................................            962                  200
                                                                                           ---------           ----------

   Total assets.....................................................................      $  78,941           $   79,674
                                                                                           =========           ==========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt and capital lease obligations...................      $   1,484           $    1,083
  Accounts payable..................................................................          2,673                2,301
  Accrued employee compensation and benefits........................................          3,001                3,334
  Other accrued liabilities.........................................................          1,619                3,310
  Customer advances.................................................................          1,874                2,290
  Deferred income taxes.............................................................          3,208                2,033
                                                                                           ---------           ----------
   Total current liabilities........................................................         13,859               14,351
Long-term debt and capital lease obligations........................................         12,546               11,602
                                                                                           ---------           ----------
   Total liabilities................................................................         26,405               25,953
                                                                                           ---------           ----------

Commitments and contingencies  (Note 10)

Stockholders' equity:
  Preferred stock, $.01  par value:  6,900,000 shares authorized;
    no shares issued and outstanding................................................            ---                  ---
  Common stock, $.01 par value:  15,000,000 shares authorized;
    7,929,002 and 8,190,166 shares issued and outstanding...........................             79                   82
  Additional paid-in capital........................................................         52,764               53,157
  Retained earnings.................................................................            671                1,887
  Accumulated other comprehensive income............................................           (978)              (1,405)
                                                                                           ---------           ----------
   Total stockholders' equity.......................................................         52,536               53,721
                                                                                           ---------           ----------

   Total liabilities and stockholders' equity.......................................      $  78,941           $   79,674
                                                                                           =========           ==========



 The accompanying notes are an integral part of these consolidated financial statements.

                           BIORELIANCE CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                         YEARS ENDED DECEMBER 31,
                                                ------------------------------------------
                                                   1998            1999            2000
                                                ----------       ---------       ---------

Revenue......................................  $   50,017       $  47,192       $  55,894
                                                ----------       ---------       ---------

Expenses:
  Cost of sales..............................      29,738          31,056          37,080
  Selling, general and administrative........      13,627          16,126          15,200
  Research and development...................       1,438           1,306           1,414
                                                ----------       ---------       ---------
                                                   44,803          48,488          53,694
                                                ----------       ---------       ---------

Income (loss) from operations................       5,214          (1,296)          2,200
                                                ----------       ---------       ---------
Other (income) expense:
  Interest income............................      (1,891)         (1,112)         (1,191)
  Interest expense...........................         551             587             932
  Other expense..............................         498             364             363
                                               -----------       ---------       ---------
                                                     (842)           (161)            104
                                                ----------       ---------       ---------

Income (loss) before income taxes............       6,056          (1,135)          2,096
Income tax provision (benefit)...............       2,354            (145)            880
                                                ----------       ---------       ---------

Net income (loss)............................  $    3,702       $    (990)      $   1,216
                                                ----------       ---------       ---------

Net income (loss) per share:

  Basic......................................  $     0.48       $   (0.13)      $    0.15
                                                ==========       =========       =========

  Diluted....................................  $     0.45       $   (0.13)      $    0.15
                                                ==========       =========       =========


 The accompanying notes are an integral part of these consolidated financial statements.

                           BIORELIANCE CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                                                     YEARS ENDED DECEMBER 31,
                                                                                              ------------------------------------
                                                                                                 1998        1999           2000
                                                                                               --------    ---------      --------
Cash flows from operating activities:

  Net income (loss)..................................................................         $   3,702    $    (990)     $  1,216
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation...................................................................             3,340        3,684         4,197
      Amortization expense...........................................................               227          215            70
      Amortization of bond discounts.................................................              (276)        (460)         (377)
      Loss on disposal...............................................................                22           13           213
      Compensaton element of options.................................................               ---           12            44
      Deferred income taxes, net.....................................................             1,282          658          (401)
      Changes in current assets and liabilities:
          Accounts receivable, net...................................................            (5,937)       2,237        (1,186)
          Other current assets.......................................................              (640)         374           150
          Accounts payable...........................................................               975          (50)         (383)
          Accrued employee compensation and benefits.................................              (874)       1,049           342
          Other accrued liabilities..................................................              (540)        (188)        1,755
          Customer advances..........................................................            (1,026)        (712)          545
      Increase in deposits and other assets..........................................              (259)         (27)          (74)
                                                                                               --------     --------       -------
               Net cash provided by (used in) operating activities...................                (4)       5,815         6,111
                                                                                               --------     --------       -------

Cash flows from investing activities:
    Purchases of marketable securities................................................          (41,070)     (14,281)      (27,563)
    Proceeds from the maturities of marketable securities.............................           50,650       26,500        26,000
    Purchases of property and equipment...............................................           (5,888)     (15,301)       (7,071)
                                                                                               --------     --------       -------
               Net cash provided by (used in) investing activities....................            3,692       (3,082)       (8,634)
                                                                                               --------     --------       -------

Cash flows from financing activities:
     Proceeds from exercise of stock options..........................................              268          167           352
     Proceeds from loan...............................................................              ---        3,000           ---
     Payments on debt and capital lease obligations...................................           (1,586)      (1,683)       (1,428)
     Repurchase and cancellation of treasury stock....................................             (138)         ---           ---
                                                                                               --------     --------       -------
               Net cash provided by (used in) financing activities....................           (1,456)       1,484        (1,076)
                                                                                               --------     --------       -------

Effect of exchange rate changes on cash and cash equivalents..........................              388         (791)         (443)
                                                                                               --------     --------       -------

Net increase (decrease) in cash and cash equivalents..................................            2,620        3,426        (4,042)
Cash and cash equivalents, beginning of period........................................            6,227        8,847        12,273
                                                                                               --------     --------       -------

Cash and cash equivalents, end of period..............................................        $   8,847    $  12,273      $  8,231
                                                                                               ========     ========       =======


 The accompanying notes are an integral part of these consolidated financial statements.

                           BIORELIANCE CORPORATION

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                            (DOLLARS IN THOUSANDS)


                                                                                                      RETAINED      ACCUMULATED
                                           PREFERRED STOCK         COMMON STOCK         ADDITIONAL    EARNINGS/        OTHER
                                           ---------------         ------------          PAID-IN     (ACCUMULATED  COMPREHENSIVE
                                           SHARES    AMOUNT     SHARES        AMOUNT     CAPITAL       DEFICIT)        INCOME
                                         --------- ---------  ----------     --------    -------      --------         ------
BALANCE AT DECEMBER 31, 1997..........        --    $    --     7,685,208    $   77     $   52,457    $ (2,041)      $  (594)
  Exercise of stock options...........        --         --       142,245         1            267          --            --
  Stock repurchase and cancellation...        --         --        (6,109)       --           (138)         --            --
  Equity adjustment from foreign
    currency translation..............        --         --            --        --             --          --           304
  Net income, restated................        --         --            --        --             --       3,702            --
                                         -------   --------    ----------    ------      ---------     -------       -------

BALANCE AT DECEMBER 31, 1998..........        --         --     7,821,344        78         52,586       1,661          (290)
  Exercise of stock options...........        --         --       108,198         1            168          --            --
  Stock repurchase and cancellation...        --         --          (540)       --             (2)         --            --
  Compensation expense for stock
    options...........................        --         --            --        --             12          --            --
  Equity adjustment from foreign
    currency translation..............        --         --            --        --             --          --          (688)
  Net income (loss)...................        --         --            --        --             --        (990)           --
                                         -------   --------    ----------    ------      ---------     -------       -------
BALANCE AT DECEMBER 31, 1999..........        --         --     7,929,002        79         52,764         671          (978)
                                         -------   --------    ----------    ------      ---------     -------       -------
  Exercise of stock options...........        --         --       270,197         3            485          --            --
  Stock repurchase and cancellation...        --         --        (9,033)       --           (136)         --            --
  Compensation expense for stock
   options............................        --         --            --        --             44          --            --
  Equity adjustment from foreign
    currency translation..............        --         --            --        --             --          --          (427)
  Net income..........................        --         --            --        --             --       1,216            --
                                         -------   --------    ----------    ------      ---------     -------       -------
BALANCE AT DECEMBER 31, 2000..........        --    $    --     8,190,166    $   82     $   53,157    $  1,887       $(1,405)
                                         =======   ========    ==========    ======      =========     =======       =======



                                               TOTAL
                                           STOCKHOLDERS'
                                               EQUITY
                                           -------------
BALANCE AT DECEMBER 31, 1997..........       $  49,899
  Exercise of stock options...........             268
  Stock repurchase and cancellation...            (138)
  Equity adjustment from foreign
    currency translation..............             304
  Net income, restated................           3,702
                                             ---------

BALANCE AT DECEMBER 31, 1998..........          54,035
  Exercise of stock options...........             169
  Stock repurchase and cancellation...              (2)
  Compensation expense for stock
    Options...........................              12
  Equity adjustment from foreign
    currency translation..............            (688)
  Net income (loss)...................            (990)
                                             ---------
BALANCE AT DECEMBER 31, 1999..........          52,536
                                             ---------
  Exercise of stock options...........             488
  Stock repurchase and cancellation...            (136)
  Compensation expense for stock
   Options............................              44
  Equity adjustment from foreign
    currency translation..............            (427)
  Net income..........................           1,216
                                             ---------
BALANCE AT DECEMBER 31, 2000..........        $ 53,721
                                             =========


      The accompanying notes are an integral part of these consolidated financial statements.

                           BIORELIANCE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS

   BioReliance Corporation (the Corporation) is a contract service organization that provides testing and development, and manufacturing services for biologics and other biomedical products to biotechnology and pharmaceutical companies worldwide.

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

SEGMENT INFORMATION

    Segment information has been prepared in accordance with Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." Segments were determined based on services provided by each segment (see Note 11).

REVENUE RECOGNITION

   Revenue recognized from commercial contracts, which are principally fixed-price or fixed-rate, is recorded predominantly using the percentage-of-completion method, except for services that are generally completed within three days which are accounted for using the completed-contract method. Percentage-of-completion over time is determined using total project costs as a cost input measure. Revenue recognized from government contracts, which are principally cost-plus-fixed-fee, is recognized in an amount equal to reimbursable costs plus a pro-rata portion of the earned fee. Losses are provided for at the time at which they become known.

RESEARCH AND DEVELOPMENT

   Research and development is expensed in the period in which it is incurred.

CASH AND CASH EQUIVALENTS

   The Corporation classifies as cash equivalents all highly liquid investments with an original maturity of three months or less.

MARKETABLE SECURITIES

    Marketable securities comprise investments in debt securities with original maturities of three months or less at the time of purchase. The Corporation has classified its entire investment portfolio as held-to-maturity. Held-to-maturity are those securities which the Corporation has the positive intent and ability to hold until maturity, and are stated at amortized cost.

PROPERTY AND EQUIPMENT

   Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets. The buildings are depreciated over periods ranging from twenty to forty years. Leasehold improvements are depreciated or amortized over the shorter of the useful life or the lease term with useful lives up to twenty years. Other fixed assets are depreciated or amortized over periods ranging from three to ten years. Equipment is depreciated over five years; and, computer hardware and software is depreciated over three to five years. Assets acquired under capital leases are depreciated or amortized over the estimated useful life of the related asset. Significant additions and betterments are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred.

IMPAIRMENT OF LONG-LIVED ASSETS

    Long-lived assets are evaluated, upon a triggering event, for possible impairment through a review of undiscounted expected future cash flows. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized. No long lived assets were impaired at December 31, 2000.

INCOME TAXES

   The Corporation follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under the asset and liability method of SFAS 109, deferred income taxes are recognized for the expected future tax consequences of temporary differences by applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Valuation allowances are provided if it is anticipated that some or all of a deferred tax asset may not be realized.

NET INCOME (LOSS) PER SHARE

   Earnings per share (EPS) is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). This statement requires dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Dilutive securities are excluded from the computation in periods in which they have an anti-dilutive effect.

STOCK-BASED COMPENSATION POLICY

   The Corporation accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations. Under APB 25, compensation cost is measured as the excess, if any, of the market price of the Corporation's stock at the date of the grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Corporation provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123).

   Transactions for which non-employees are issued equity instruments for goods or services are recorded by the Corporation based upon the value of the goods or services received or fair value of the equity instruments issued, whichever is more reliably measured.

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

FOREIGN CURRENCY TRANSLATION

   The accounts of foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at period-end exchange rates, and income and expense accounts are translated at average monthly exchange rates. Net gains and losses resulting from such translations are excluded from net income (loss) and are accumulated in a separate component of stockholders' equity. Translation gains or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

(2)  MARKETABLE SECURITIES

    Marketable securities consist of investments in government securities, government agency securities and commercial paper as follows at December 31:


                                                     GROSS     ESTIMATED
                                     AMORTIZED     UNREALIZED    MARKET
                                       COST         (LOSSES)     VALUE
                                     ----------   -----------  ----------
                                                 (IN THOUSANDS)
                        1999.........  $ 6,491      $(6)        $ 6,485
                                       =======      ====        =======

                        2000.........  $ 8,431      $(1)        $ 8,430
                                       =======      ====        =======

    All securities have maturities of one year or less.

(3)  ACCOUNTS RECEIVABLE

   Accounts receivable consisted of the following amounts as of December 31:

                                                              1999     2000
                                                             -------  -------
                                                               (IN THOUSANDS)
                 Billed accounts receivable:
                   Commercial...........................     $10,224  $13,660
                   Government...........................       1,232    1,032
                                                             -------  -------
                                                              11,456   14,692
                                                             -------  -------
                 Unbilled accounts receivable:
                   Commercial...........................       8,378    7,113
                   Government...........................       1,313      604
                                                             -------  -------
                                                               9,691    7,717
                                                             -------  -------
                 Less allowances for doubtful accounts
                 and unallowable contract costs.........      (1,385)  (1,405)
                                                             -------  -------

                 Accounts receivable, net...............     $19,762  $21,004
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

   Unbilled government receivables represent amounts which are billed on government contracts shortly after the end of each month, based on costs incurred and fees earned during the month, or revenues recognized in excess of billings on government contracts which generally become billable upon final determination of allowable costs by the United States government. Government contract costs for 1999 and 2000 are subject to final determination of allowable costs by the United States government. In the opinion of management, these determinations will have no material effect on the Corporation's consolidated financial position or results of operations.

(4) PROPERTY AND EQUIPMENT

   Property and equipment consisted of the following amounts as of December 31:


                                                            1999       2000
                                                          -------    -------
                                                           (IN THOUSANDS)
                   Land..............................    $  2,704   $  2,704
                   Building..........................      10,396     32,249
                   Equipment, furniture, fixtures, and
                      computer Hardware and software.      22,199     24,667
                   Leasehold improvements............       2,818      1,921
                   Construction in progress and assets
                      not yet placed in service......      19,789      1,775
                                                          -------    -------
                   Property and equipment, at cost...      57,906     63,316
                   Less accumulated depreciation and
                     amortization....................     (20,821)   (23,648)
                                                          -------    -------
                   Property and equipment, net.......    $ 37,085   $ 39,668
                                                          =======    =======

    During the period that capital items are considered to be in progress, interest costs incurred are capitalized to the cost of the asset in accordance with Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Cost" (SFAS 34). For the years ended December 31, 1999 and 2000, $265,000 and $90,000 of interest costs, respectively, were capitalized to the property and equipment.

(5) DEBT

   Debt consisted of the following amounts as of December 31:

                                                    1999     2000
                                                  -------  -------
                                                   (IN THOUSANDS)
                           Mortgage Loan.......   $ 2,538  $ 2,411
                           Promissory Note.....       600      270
                           Capital Lease
                             Obligations.......     8,106    7,647
                           State of Maryland
                             Loan .............     2,786    2,357
                                                  -------  -------
                           Total debt..........    14,030   12,685
                           Less current portion    (1,484)  (1,083)
                                                  -------  -------
                           Long-term portion...   $12,546  $11,602
                                                  =======  =======

BANK DEBT

    In 1994, the Corporation obtained a loan of $4.3 million from Bank of America with a maturity date of November 30, 1999 (the Mortgage Loan). The Mortgage Loan was renewed in December 1999 and matures in November 2009. The Mortgage Loan requires a monthly principal payment of $10,576 per month, and bears interest at the London Inter-Bank Offering Rate (LIBOR) plus the applicable LIBOR Rate Additional Percentage (the LIBOR Rate Option). The LIBOR Rate Option ranges from 1.0% to 2.15% depending on the Corporation achieving funded debt to EBITDA ratios. At December 31, 2000, the applicable interest rate on the Mortgage Loan was 8.79% and the LIBOR Rate Option was 2.15%. Approximately $2.4 million was outstanding on the Mortgage Loan at December 31, 2000.

    From 1995 to 1999, the Corporation had in place an interest rate swap whereby the variable interest rate portion of the Mortgage Loan was effectively converted into debt with a fixed rate of 6.55% per annum. This swap expired on November 30, 1999. Amounts paid or received under the interest rate swap were recognized as interest income or expense in the periods in which they accrued and were recorded in the same category as that arising from the Mortgage Loan. The swap was a standard contract with no imbedded options or other terms involving a higher level of complexity or risk. The Corporation believes that the effect of the interest rate swap on interest expense was not material in 1998 or 1999.

    In February 2001, the Corporation entered into a new interest rate swap whereby the variable interest rate portion of the Mortgage Loan was effectively converted into debt with a fixed rate of 6.14% per annum. This swap expires on November 1, 2009.

    The Corporation has available borrowings up to $2.0 million under the terms of a revolving loan agreement with Bank of America. The revolving loan agreement requires monthly interest payments on the unpaid principal. The loan matures on May 31, 2001, and the line of credit expires at that time. Amounts borrowed under the revolving loan agreement bear interest at the LIBOR rate plus the applicable LIBOR Rate Option which ranges from 0.85% to 2.00% depending on the Corporation achieving funded debt to EBITDA ratios. There were no borrowings under this agreement during 1999 or 2000.

    The Corporation financed the acquisition of BioReliance Manufacturing GmbH (formerly known as BIOMEVA) in July 1996 and obtained additional funds for working capital and expansion of its business through a promissory note with Bank of America in the amount of $1.8 million. The note requires monthly principal payments of $30,000, and bears interest at the same rate as the Mortgage Loan. At December 31, 2000, $0.3 million was outstanding on the note and the interest rate on the note was 8.79%. The note matures on June 30, 2001.

    All of the Corporation's agreements with Bank of America are cross collateralized and are secured by a deed of trust on one of the Corporation's laboratory facilities in Rockville, Maryland. The agreements require the Corporation to meet financial and restrictive covenants, including fixed charge coverage and funded debt to EBITDA ratios.

    On July 1, 1999, the Corporation received the proceeds of a $3,000,000 loan from the Department of Business and Economic Development, a department of the State of Maryland. The Corporation is required to use the proceeds to expand and relocate its activities in Rockville, Maryland. The loan requires quarterly principal payments of $107,143 plus accrued interest and matures on June 30, 2006. The loan bears interest at rates ranging from 0.0% to 7.5% based on the Corporation's achieving specific employment levels over the next six years. The terms of the loan contain annual reporting requirements, including the reporting of employment data. At December 31, 2000, approximately $2.4 million was outstanding on the loan.

    The aggregate maturities on long-term debt are due as follows:
2001-$825,000, 2002-$556,000, 2003-$556,000, 2004-$556,000, 2005-$556,000 and
thereafter-$1,991,000.

CAPITAL LEASE OBLIGATIONS

    The Corporation leases land and certain equipment under noncancelable lease agreements accounted for as capital leases. In April 1998, the Corporation entered into third-party leasing and subleasing arrangements relating to the new manufacturing facility in Rockville, MD. These arrangements require the Corporation to make noncancelable lease payments over the next eighteen years and to guarantee indebtedness of approximately $4.6 million. A portion of the lease payments is equivalent to the interest and principal due on the indebtedness. In February 2001, the Corporation entered into a second interest swap whereby the variable interest rate portion of the indebtedness related to one of these capital leases was effectively converted into debt with a fixed rate of 6.14% per annum. This agreement expires on November 1, 2009. The terms of the arrangements require that the leases be accounted for as capital leases. The assets underlying capitalized leases are included with the Corporation's owned property and equipment, and are summarized as follows as of December 31:

                                                      1999      2000
                                                     ------    ------
                                                      (IN THOUSANDS)
                        Land..................      $ 2,704   $ 2,704
                        Building..............          ---     6,705
                        Machinery and equipment       4,319     4,201
                        Construction in
                          progress............        6,533       ---
                                                     ------    ------
                        Total assets at cost..       13,556    13,610
                        Less accumulated
                          depreciation........       (3,350)   (3,642)
                                                     ------    ------
                        Net capitalized assets      $10,206   $ 9,968
                                                    =======    ======

   The future minimum lease payments under capital lease obligations at December 31, 2000 were as follows (in thousands):

                         Years ending December 31:
                           2001........................   $   831
                           2002........................       740
                           2003........................       740
                           2004........................       686
                           2005........................       681
                           Thereafter..................     9,330
                                                           ------
                         Total minimum lease payments..    13,008
                         Less amount representing
                           interest....................    (5,362)
                                                           ------
                         Present value of minimum lease
                           payments....................     7,646
                         Less current portion..........      (257)
                                                           ------
                         Long-term portion.............   $ 7,389
                                                           ======

(6) STOCKHOLDERS' EQUITY

STOCK OPTION PLANS

    The Board of Directors of the Corporation adopted the 1997 Incentive Plan (the 1997 Plan) in May 1997, and approved amendments to the 1997 Plan in September 1997, May 1998 and May 1999. Under the terms of the 1997 Plan, the Corporation may grant or award incentive and nonqualified stock options, stock appreciation and dividend equivalent rights, restricted stock, performance units, and performance shares (collectively, Awards) to employees, officers, non-employee directors, consultants and advisors. These Awards are exercisable as determined by the Corporation's compensation committee, generally vest in equal increments over five years and expire no later than ten years after the date of the grant. The exercise price of incentive stock options must equal or exceed the fair market value of the stock on the date of grant. The 1997 Plan also provides for the initial and annual grant of options to each of its non-employee directors which must be granted at an exercise price equal to the fair market value on the date of grant and which generally vest in equal increments over three years and have ten-year terms.

    As of December 31, 2000, the Corporation has authorized 1,012,277 shares under the 1997 Plan, of which 325,777 shares remained available for grants.

    Changes in options outstanding granted under the 1997 Plan and prior stock option plans were as follows:

                                                            WEIGHTED
                                                             AVERAGE
                                                             OPTION
                                                 NUMBER OF   PRICE
                                                  SHARES    PER SHARE
                                                 ---------  ---------
                          Balance, December 31,
                           1997................     709,236    $ 3.34
                            Granted............     418,040     13.00
                            Exercised..........    (142,245)     1.90
                            Canceled...........     (92,879)    11.83
                                                   --------
                          Balance, December 31,
                           1998................     892,152      6.71
                            Granted............     425,535      8.43
                            Exercised..........    (108,198)     1.68
                            Canceled...........     (84,821)    10.21
                                                   --------
                          Balance, December 31,
                           1999................   1,124,668      7.58
                            Granted............     253,500      5.91
                            Exercised..........    (270,197)     1.89
                            Canceled...........    (222,627)    10.54
                                                   --------
                          Balance, December 31,
                           2000................     885,344      8.10
                                                   ========

   To determine fair value under SFAS 123, the Corporation used the Black-Scholes option-pricing model and the following respective weighted-average assumptions for 1998, 1999 and 2000: a risk-free interest rate of 5.88%, 5.61% and 5.93%; expected lives of 6 years; expected volatility of 82%, 55% and 57%; and expected dividends of zero. The weighted average fair value of options granted during 1998, 1999 and 2000 was $9.27, $3.86 and $3.52, respectively.

   For options outstanding and exercisable at December 31, 2000, the following number of options, range of exercise prices and weighted average exercise prices were:

                                    WEIGHTED
                                     AVERAGE                                       WEIGHTED
                                    REMAINING       WEIGHTED                       AVERAGE
        RANGE OF      SHARES       CONTRACTUAL      AVERAGE                        EXERCISE
    EXERCISE PRICES   OUTSTANDING     LIFE       EXERCISE PRICE      EXERCISABLE     PRICE
    ----------------- ----------- -------------- ---------------     ------------ ----------
    $  0.56 -  2.30       45,880       1.1          $  2.22             45,880     $  2.22
    $  2.31 -  4.60       57,818       1.9          $  3.16             56,106     $  3.14
    $  4.61 -  6.90      318,957       8.3          $  5.78             66,657     $  6.39
    $  6.91 -  9.20      213,170       5.0          $  7.74             72,835     $  7.93
    $ 11.51 - 13.80      127,851       7.4          $ 12.01             33,124     $ 12.04
    $ 13.81 - 16.10      112,198       4.9          $ 14.63             54,237     $ 14.63
    $ 20.71 - 23.00        9,470       6.3          $ 22.64              1,182     $ 21.25
                        --------                                       -------
    Total                885,344       6.1           $ 8.10            330,021     $  7.57
                        ========                                       =======

    As permitted by SFAS 123, the Corporation has chosen to continue accounting for stock options at their intrinsic value. Accordingly, no compensation expense has been recognized for its stock option compensation plans. Had the fair value method of accounting been applied to the Corporation's stock option plans, the impact would be as follows:



                                                      1998       1999      2000
                                                      ----       ----      ----
                                                       (IN THOUSANDS, EXCEPT PER
                                                            SHARE AMOUNTS)

                    Net income (loss) as reported...  $3,702   $  (990)   $ 1,216
                    Estimated fair value of the
                      year's option grants..........    (453)     (363)      (541)
                                                     -------     -------  --------
                    Proforma net income (loss)......   3,249    (1,353)       675

                    Adjusted net income (loss) per
                        share
                        Basic ......................    0.42     (0.17)      0.08
                        Diluted.....................    0.39     (0.17)      0.08

(7) INCOME TAXES

INCOME TAX PROVISION

   Income (loss) before income taxes consisted of the following amounts for the years ended December 31:

                                                  1998    1999      2000
                                                 ------  -------   -----
                                                     (IN THOUSANDS)
                        Domestic.............    $5,236  $  (854)  $1,134

                        Foreign..............       820     (281)     962
                                                 ------  -------   ------
                        Income (loss) before
                        income taxes.........    $6,056  $(1,135)   2,096
                                                 ======  =======   ======

   The provision (benefit) for income taxes consisted of the following amounts for the years ended December 31:

                                                      1998    1999   2000
                                                     ------  ------ -----
                                                         (IN THOUSANDS)
                 Current:


                   Federal.........................   $  599  $ (705)  $  893
                   Foreign.........................      222      --       --
                   State...........................      251    (110)     429
                                                      ------  ------   ------
                        Total current provision
                          (benefit)................    1,072    (815)   1,322
                                                      ------  ------   ------
                 Deferred:
                   Federal.........................    1,223     875     (372)
                   Foreign.........................     (192)   (359)     130
                   State...........................      251     154     (200)
                                                      ------  ------   ------
                        Total deferred provision
                          (benefit).................   1,282     670     (442)
                                                      ------  ------   ------
                        Total provision (benefit)
                          for income taxes..........  $2,354  $ (145)  $  880
                                                      ======  ======   ======

   The provision for income taxes differed from that which would be computed by applying the U.S. federal income tax rate to income before income taxes for the following years ended December 31:

                                                   1998     1999     2000
                                                 -------- -------- ------
                 Federal tax at statutory rate.    34.0%   (34.0)%   34.0%
                 State tax, net of federal
                 benefit.......................     2.8     (2.6)     2.5
                 Adjustment for foreign income
                 taxes.........................     0.1    (11.6)     5.0
                 U.K. consolidation............     5.2       --       --
                 Change in valuation allowance.     4.8     40.8     (6.4)
                 Tax credits...................   (13.4)      --       --
                 Nondeductible expenses........     3.6     (5.4)     4.9

                 Other.........................     1.9       --      2.0
                                                 ------    -----    -----
                 Provision for income taxes....    39.0%   (12.8)%   42.0%
                                                 ======    =====    =====

    For German tax purposes, BioReliance Holding GmbH (BRH) and BioReliance Manufacturing GmbH may consolidate income under an agreement dated November 30, 1998, which continues for five years. In addition BRH declared a distribution to the Corporation during 1998, which entitles BRH to a German tax refund.

    Effective December 31, 1998, BioReliance, Ltd. and BioReliance Manufacturing, Ltd. (formerly MAGENTA Services, Ltd.) were merged for U.K. tax purposes. In addition to the business strategy benefits of this merger, it allows for the efficient use of certain tax assets.

DEFERRED INCOME TAXES

   Deferred income taxes consisted of the following amounts as of December 31:

                                                             1999     2000
                                                           ------   -------
                                                            (IN THOUSANDS)
                    Deferred tax assets:
                      Net operating loss carryforwards... $ 1,631   $ 1,379
                      Accrued expenses...................     146       624
                      Allowance for doubtful accounts....     539       543
                      Tax credit carryforwards...........     878       675
                      Other..............................     882     1,217
                                                           ------   -------
                    Gross deferred tax assets............   4,076     4,438
                    Valuation allowance..................  (1,265)   (1,845)
                                                           ------   -------
                      Net deferred tax assets............   2,811     2,593
                                                           ------   -------
                    Deferred tax liabilities:
                      Unbilled accounts receivable.......  (4,385)   (3,624)
                      Depreciation and amortization......    (672)     (801)
                                                           ------   -------
                      Deferred tax liabilities...........  (5,057)   (4,425)
                                                           ------   -------
                    Deferred taxes, net.................. $(2,246)  $(1,833)
                                                           ======   =======
                    Deferred income tax liabilities,
                    current portion...................... $(4,385)  $(3,624)
                    Deferred income tax liabilities,
                    long-term portion....................    (672)     (801)
                    Deferred income tax assets, current
                    portion..............................   1,177     1,591
                    Deferred income tax assets, long-term
                    portion..............................   1,634     1,001
                                                           ------   -------
                    Deferred taxes, net.................. $(2,246)  $(1,833)
                                                           ======   =======

   The Corporation records a valuation allowance for deferred tax assets when it is management's judgment that it is more likely than not that all or a portion of a deferred tax asset will not be realized. During 2000, the valuation allowance increased primarily due to increases in valuation allowances related to net operating losses for state jurisdictions.

TAX CARRYFORWARDS

   At December 31, 2000, the Corporation had state net operating loss (NOL) carryforwards available to offset future taxable income of approximately $12.8 million. State NOLs expire at varying dates through 2019. At December 31, 2000, the Corporation had foreign net operating loss carryforwards available to offset future taxable income of approximately $600,000 and $584,000 in the U.K. and in Germany, respectively, which may be carried forward indefinitely.

   At December 31, 2000, the Corporation had foreign tax and alternative minimum tax credits totaling $563,000 and $112,000, respectively. The foreign tax credits expire at varying dates through 2015. The alternative minimum tax credits are carried forward indefinitely.

(8) RETIREMENT PLAN

   The Corporation sponsors a defined-contribution retirement 401(k) plan covering substantially all of its employees. Contributions made by the Corporation in 1998, 1999 and 2000 equaled 50% of the voluntary employee contributions up to a maximum of 6% of a participant's annual compensation, with the exception of certain highly-compensated employees, per the plan. The Corporation's portion of retirement plan contributions were $282,000, $257,000 and $350,000 in 1998, 1999 and 2000, respectively.

(9) NET INCOME (LOSS) PER SHARE

    The Corporation calculates earnings per share (EPS) on both a basic and diluted basis. Dilutive securities are excluded from the computation in periods which they have an anti-dilutive effect. Net income (loss) available to common stockholders and common equivalent stockholders is equal to net income (loss) for each of the years presented.

   The following represents reconciliations between the weighted average common stock outstanding denominator used in basic EPS and the weighted average common and common equivalent shares outstanding denominator used in diluted EPS for the years ended December 31:

                                                      1998    1999   2000
                                                     ------  ------ -----
                                                         (IN THOUSANDS)
                 Weighted average common stock
                 outstanding.......................   7,791   7,886  8,072
                 Stock  options, as if converted...     442     ---    252
                                                      -----   -----  -----
                 Weighted average common and common
                 equivalent shares outstanding.....   8,233   7,886  8,324
                                                      =====   =====  =====

(10) COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

   The Corporation leases facilities and equipment under noncancelable operating leases that expire at various dates through 2017. Future minimum lease payments under operating leases were as follows (in thousands):

                         Years ending December 31:
                           2001........................  $ 2,396
                           2002........................    2,444
                           2003........................    2,341
                           2004........................    2,354
                           2005........................    2,406
                           Thereafter..................   17,588
                                                         -------
                              Total future minimum
                                lease payments.........  $29,529
                                                         =======

    Total rent expense for all operating leases was $1,864,000, $2,112,000 and $2,666,000 in 1998, 1999 and 2000, respectively.

COMMITMENTS

    At December 31, 2000, the Corporation had commitments for capital spending of approximately $0.6 million, relating to building improvements and laboratory equipment.

LEGAL

   From time to time, the Corporation is involved in various claims and legal proceedings arising in the ordinary course of business. The Corporation does not believe that such claims or proceedings, individually or in the aggregate, will have a material adverse effect on the Corporation's consolidated financial position or results of operations.

   BioReliance was identified by the U.S. Environmental Protection Agency (EPA) as one of several hundred potentially responsible parties under the Comprehensive Environmental Response,

Compensation and Liability Act with respect to the Ramp Industries, Inc., site in Denver, Colorado. The Corporation has recently signed a consent decree with the EPA, which management expects will allow BioReliance to resolve its liability for clean-up costs at this site for approximately $3,600. The consent decree is not final, and there can be no assurance at this time that the consent decree will be accepted by the Department of Justice. The Corporation believes that the outcome of this matter will not have a material adverse effect on the Corporation's financial position or results of operations.

(11) SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

SEGMENT INFORMATION

    The Corporation has two reportable segments: (1) testing and development services and (2) manufacturing services, each of which spans the product cycle from early preclinical development through licensed production. Through its testing and development business segment, the Corporation evaluates products to ensure that they are free of disease-causing agents or do not cause adverse effects, characterizes products' chemical structures, develops formulations for long-term stability and validates purification processes under regulatory guidelines. In its manufacturing business segment, BioReliance develops unique production processes and manufactures biologics on behalf of clients both for use in clinical trials and for the worldwide commercial markets. The Corporation also reports the results of two geographic regions: (1) the United States and
(2) Europe.

    The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." Segment data includes intersegment revenues. The Corporation evaluates the performance of its operating segments based on revenues and gross profit. Asset information by reportable segment is not reported, since the Corporation does not produce such information internally.

    Summarized financial information concerning the Corporation's reportable segments is shown in the following table (in thousands):

                                                    1998       1999     2000
                                                    ----       ----     ----
             Revenues:
                Testing and Development             $44,396  $43,328  $50,397
                Manufacturing                         5,621    3,864    5,497
                                                    -------  -------  -------
                      Total                         $50,017  $47,192  $55,894
                                                    =======  =======  =======


             Gross Profit:
                Testing and Development             $20,279  $17,398  $20,677
                Manufacturing                            --   (1,262)  (1,863)
                                                    -------  -------  -------
                   Total                            $20,279  $16,136  $18,814
                                                    =======  =======  =======

    The following table outlines the Corporation's revenues, gross profit and identifiable assets by geographic region as of or for the years ended December 31 (in thousands):

                                                    1998      1999      2000
                                                    ----      ----      ----

             Revenues:
                United States                       $42,291   $40,818   $47,824
                Europe                                7,726     6,374     8,070
                                                    -------   -------   -------
                   Total                            $50,017   $47,192   $55,894
                                                    =======   =======   =======

             Gross Profit:
                United States                       $17,650   $14,544   $15,511
                Europe                                2,629     1,592     3,303
                                                    -------   -------   -------
                   Total                            $20,279   $16,136   $18,814
                                                    =======   =======   =======

             Identifiable Assets:
                United States                       $22,063   $34,342   $36,983
                Europe                                3,308     2,743     2,685
                                                    -------   -------   -------
                   Total                            $25,371   $37,085   $39,668
                                                    =======   =======   =======

SIGNIFICANT CUSTOMERS

   Sales to the U.S. government represented 8%, 11% and 11% of consolidated revenue in 1998, 1999 and 2000, respectively.

(12) RESTRUCTURING

    During the second quarter of 2000, the Corporation announced a plan for the consolidation of German testing and development services into its Stirling, Scotland (U.K.) operations. In connection with the plan, the Corporation recorded a pre-tax restructuring charge of $263,000 in the second quarter. Of the total restructuring charge, $85,000 related to personnel costs, $78,000 related to property and equipment write-downs, and $100,000 related to lease termination and other administrative facility closing costs. During the third quarter 2000, the Corporation reduced the restructuring provision by $100,000 to account for reduced losses related to lease termination costs. These restructuring costs are included in selling, general and administrative expenses.

(13) RELATED PARTIES

    Beginning in April 2000, the Corporation retained the consulting services of two members of its Board of Directors. For the year ended December 31, 2000, the Corporation incurred $125,000 of fees under this arrangement, recorded as selling, general and administrative expenses.

(14) SUPPLEMENTAL CASH FLOW INFORMATION

                                                       YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                       1998     1999    2000
                                                     -------  ------- ------
                                                          (IN THOUSANDS)
             Cash paid during the year for:
               Income tax payments................    $1,317   $   37   $  82
               Interest payments..................    $  553   $  604   $ 385
             Noncash investing and financing
               activities:
               Equipment acquired under capital
                 lease agreements (Note 5)........    $  240   $   --   $  --
               Land acquired under capital lease
                 agreement........................    $  720   $   --   $  --
               Building acquired under capital
                 lease agreement..................    $6,160   $  373   $  83

(15) NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. SFAS 133 is effective for years beginning after June 15, 1999, with earlier adoption permitted. On July 8, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137). SFAS 137 defers the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. The adoption of SFAS 137, as further amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", is not expected to have a material effect on the Corporation's financial statements.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 summarizes certain of the SEC staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective for the year beginning January 1, 2000. In March 2000, the SEC issued SAB No. 101A. This guidance defers the effective date of SAB 101 until the fiscal quarter ending June 30, 2000, and permits a change that may result from the application of this guidance to be reported as a change in accounting principle. In June 2000, the SEC issued SAB 101B. SAB 101B delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal quarters beginning after December 15, 1999. The adoption of this guidance has not had a material impact on the Corporation's results of operations or financial position.

                             BIORELIANCE CORPORATION
                       SUPPLEMENTAL FINANCIAL INFORMATION
                        SELECTED QUARTERLY FINANCIAL DATA
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT, PER SHARE DATA)

                                                       THREE MONTHS ENDED
                                         --------------------------------------------
                                           MAR. 31,    JUN. 30,   SEP. 30,    DEC. 31,
                                            1999        1999       1999        1999
                                            ----        ----       ----        ----

          Revenue........................   $10,316    $11,816    $12,424     $12,636

          Gross profit...................     2,726      4,231      4,719       4,460

          Net income (loss)..............    (1,127)      (347)       226         258

          Earnings (loss) per share:
               Basic.....................   $ (0.14)   $ (0.04)     $0.03       $0.03
               Diluted...................     (0.14)     (0.04)      0.03        0.03

          Weighted average common
               shares outstanding:
               Basic.....................      7,832     7,858      7,926       7,929
               Diluted...................      7,832     7,858      8,154       8,193



                                                       THREE MONTHS ENDED
                                         -----------------------------------------------
                                           MAR. 31,    JUN. 30,   SEP. 30,    DEC. 31,
                                            2000        2000       2000        2000
                                            ----        ----       ----        ----
          Revenue........................    $13,279    $13,973     $14,349     $14,293

          Gross profit...................      4,521      4,935       4,670       4,688

          Net income.....................        191        265         370         390

          Earnings (loss) per share:
               Basic.....................      $0.02      $0.03       $0.05       $0.05
               Diluted...................       0.02       0.03        0.04        0.05

          Weighted average common
             shares outstanding:
               Basic.....................      7,943      8,032       8,124       8,189
               Diluted...................      8,225      8,184       8,371       8,518

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES

 To the Board of Directors and
 Stockholders of BioReliance Corporation

 Our audits of the consolidated financial statements referred to in our report dated February 21, 2001, relating to the consolidated financial statements, appearing in BioReliance Corporation's Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


 PRICEWATERHOUSECOOPERS LLP


 McLean, Virginia
 February 21, 2001

                                   SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


          COLUMN A             COLUMN B           COLUMN C           COLUMN D     COLUMN E
----------------------------- ------------ -----------------------  -----------  -----------
                                                  ADDITIONS
                                           -----------------------
                               BALANCE AT   CHARGED TO  CHARGED                   BALANCE AT
                               BEGINNING    COSTS AND   TO OTHER                    END OF
        DESCRIPTION             OF YEAR      EXPENSES   ACCOUNTS    DEDUCTIONS       YEAR
----------------------------- ------------ ----------- ---------    -----------  -----------

Year Ended December 31, 1998
    Allowance for doubtful
      accounts...............    242,000       510,000   84,000 (1)       ---        836,000
    Deferred tax valuation
      allowance..............    771,000       318,000      ---           ---      1,089,000
Year Ended December 31, 1999
    Allowance for doubtful
      accounts...............    836,000     1,123,000      ---       574,000(2)   1,385,000
    Deferred tax valuation
      allowance..............  1,089,000       176,000      ---           ---      1,265,000
Year Ended December 31, 2000
    Allowance for doubtful
      accounts...............  1,385,000       624,000      ---       603,000(2)   1,406,000
    Deferred tax valuation
      allowance..............  1,265,000       580,000      ---           ---      1,845,000


----------------------------
(1) Amounts represent a reclassification of excess intercompany work in process reserves.

(2) Amounts are write-offs of uncollectible accounts receivable.