Form 10-Q
period 2001-03-31
BIORELIANCE CORP
filed 2001-05-15
CIK 1036629

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

YES    X       NO
     -----       ----

As of May 1, 2001, 8,198,193 shares of registrant's common stock, par value $.01 per share, were outstanding.

================================================================================

                             BIORELIANCE CORPORATION

                                TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                      NUMBER
                                                                                                      ------
PART I  FINANCIAL INFORMATION

               Item 1  -  Financial Statements:

                  Consolidated Balance Sheets as of December 31, 2000 and
                  March 31, 2001 (Unaudited)....................................................         3

                  Consolidated (Unaudited) Statements of Income for the Three
                  Months Ended March 31, 2000 and 2001..........................................         4

                  Consolidated (Unaudited) Statements of Cash Flows for the Three
                  Months Ended March 31, 2000 and 2001..........................................         5

                  Notes to Consolidated (Unaudited) Financial Statements........................         6

               Item 2  -  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...........................................         9

               Item 3  -  Quantitative and Qualitative Disclosures About Market Risks...                18


PART II OTHER INFORMATION.......................................................................        19

SIGNATURES......................................................................................        20

                             BIORELIANCE CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                                   MARCH 31,
                                                                                   DECEMBER 31,                      2001
                                                                                      2000                        (UNAUDITED)
                                                                              ------------------------      ------------------------
                                              ASSETS
Current assets:
      Cash and cash equivalents...........................................      $          8,231              $         11,741
      Marketable securities...............................................                 8,431                         4,482
      Accounts receivable, net............................................                21,004                        20,100
      Other current assets................................................                 1,895                         2,503
                                                                                  ---------------               ---------------
                   Total current assets...................................                39,561                        38,826
Property and equipment, net...............................................                39,668                        39,067
Deposits and other assets.................................................                   245                           292
Deferred income taxes.....................................................                   200                           429
                                                                                  ---------------               ---------------

                   Total assets...........................................      $         79,674              $         78,614
                                                                                  ===============               ===============

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt and capital lease obligations.....      $          1,083              $            957
      Accounts payable....................................................                 2,301                         1,860
      Accrued employee compensation and benefits..........................                 3,334                         2,495
      Other accrued liabilities...........................................                 3,310                         3,217
      Customer advances...................................................                 2,290                         2,760
      Deferred income taxes...............................................                 2,033                         2,032
                                                                                  ---------------               ---------------
                   Total current liabilities..............................                14,351                        13,321
Long-term debt and capital lease obligations..............................                11,602                        11,427
                                                                                  ---------------               ---------------
                   Total liabilities......................................                25,953                        24,748
                                                                                  ---------------               ---------------

Commitments and contingencies

Stockholders' equity:
      Preferred stock, $.01  par value:  6,900,000 shares authorized;
        no shares issued and outstanding..................................                   ---                           ---
      Common stock, $.01 par value:  15,000,000 shares authorized;
        8,190,166 and 8,197,499 shares issued and outstanding.............                    82                            82
      Additional paid-in capital..........................................                53,157                        53,216
      Retained earnings...................................................                 1,887                         2,275
      Accumulated other comprehensive income..............................                (1,405)                       (1,707)
                                                                                  ---------------               ---------------
                   Total stockholders' equity.............................                53,721                        53,866
                                                                                  ---------------               ---------------

                   Total liabilities and stockholders' equity.............      $         79,674              $         78,614
                                                                                  ===============               ===============



  The accompanying notes are an integral part of these consolidated financial statements.

                             BIORELIANCE CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                            2000                 2001
                                                                                       ---------------       --------------
Revenue.................................................                             $         13,279      $        15,268
                                                                                       ---------------       --------------

Expenses:
         Cost of sales..................................                                        8,758               10,513
         Selling, general and administrative............                                        3,822                3,758
         Research and development.......................                                          367                  381
                                                                                       ---------------       --------------
                                                                                               12,947               14,652
                                                                                       ---------------       --------------

Income from operations..................................                                          332                  616
                                                                                       ---------------       --------------
Other (income) expense:
         Interest income................................                                         (281)                (258)
         Interest expense...............................                                          133                  228
         Other expense..................................                                          150                  158
                                                                                       ---------------       --------------
                                                                                                    2                  128
                                                                                       ---------------       --------------

Income before income taxes..............................                                          330                  488
Income tax provision....................................                                          139                  100
                                                                                       ---------------       --------------

Net income..............................................                             $            191      $           388
                                                                                       ---------------       --------------

Net income per share (basic and diluted)................                             $           0.02      $          0.05
                                                                                       ===============       ==============




  The accompanying notes are an integral part of these consolidated financial statements.

                             BIORELIANCE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                         THREE MONTHS ENDED
                                                                                                              MARCH 31,
                                                                                                  ----------------------------------
                                                                                                       2000                 2001
                                                                                                  -------------        -------------
Cash flows from operating activities:
  Net income...................................................................                 $          191       $          388
  Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation.............................................................                            856                1,171
      Amortization expense.....................................................                             21                   17
      Amortization of bond discounts...........................................                            (60)                 (96)
      Loss on disposal.........................................................                             52                  ---
      Deferred income taxes, net...............................................                            135                 (230)
      Changes in current assets and liabilities:
          Accounts receivable, net.............................................                          1,503                  798
          Other current assets.................................................                            228                 (636)
          Accounts payable.....................................................                           (672)                (418)
          Accrued employee compensation and benefits...........................                           (690)                (826)
          Other accrued liabilities............................................                            221                  (73)
          Customer advances....................................................                          1,080                  579
      Increase in deposits and other assets....................................                            (59)                (117)
                                                                                                  -------------        -------------
               Net cash provided by operating activities.......................                          2,806                  557
                                                                                                  -------------        -------------

Cash flows from investing activities:
    Purchases of marketable securities.........................................                         (6,409)              (2,455)
    Proceeds from the maturities of marketable securities......................                          6,500                6,500
    Purchases of property and equipment........................................                         (2,869)                (714)
                                                                                                  -------------        -------------
               Net cash provided by (used in) investing activities.............                         (2,778)               3,331
                                                                                                  -------------        -------------

Cash flows from financing activities:
     Proceeds from exercise of stock options...................................                            128                   59
     Payments on debt and capital lease obligations............................                           (414)                (301)
                                                                                                  -------------        -------------
               Net cash used in financing activities...........................                           (286)                (242)
                                                                                                  -------------        -------------

Effect of exchange rate changes on cash and cash equivalents...................                           (170)                (136)
                                                                                                  -------------        -------------

Net increase (decrease) in cash and cash equivalents...........................                           (428)               3,510
Cash and cash equivalents, beginning of period.................................                         12,273                8,231
                                                                                                  -------------        -------------

Cash and cash equivalents, end of period.......................................                 $       11,845       $       11,741
                                                                                                  =============        =============





  The accompanying notes are an integral part of these consolidated financial statements.

                             BIORELIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)     DESCRIPTION OF THE BUSINESS

        BioReliance Corporation (the "Corporation") is a contract service organization that provides testing and development, and manufacturing services for biologics and other biomedical products to biotechnology and pharmaceutical companies worldwide.

(2)     INTERIM FINANCIAL STATEMENTS PRESENTATION

        The accompanying interim financial statements are unaudited and have been prepared by the Corporation pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore these consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in the Corporation's Annual Report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements for the three-month periods ended March 31, 2000 and 2001 include all normal and recurring adjustments that are necessary for a fair presentation of the results of the interim period. The results of operations for the three-month periods ended March 31, 2000 and 2001 are not necessarily indicative of the results for the entire year ending December 31, 2001.

(3)     NET INCOME PER SHARE

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

        The following table represents reconciliations between the weighted average common stock outstanding used in basic EPS and the weighted average common and common equivalent shares outstanding used in diluted EPS for each of the periods presented:

                                                             THREE MONTHS
                                                             ENDED MARCH 31,
                                                             2000      2001
                                                             ----      ----
                                                             (IN THOUSANDS)
                       Weighted average common stock
                       outstanding.......................   7,943      8,194
                       Stock  options, as if converted...     282        375
                                                            -----      -----
                       Weighted average common and common
                       equivalent shares outstanding.....    8,225     8,569
                                                           =======    ======

(4)     SEGMENT INFORMATION

        Summarized financial information concerning the Corporation's reportable segments, for the three months ended March 31, is shown in the following table:

                                                        THREE MONTHS
                                                       ENDED MARCH 31,
                                                        2000      2001
                                                        ----      ----
                                                        (IN THOUSANDS)
                          Revenue:
                             Testing and Development  $11,568   $13,208
                             Manufacturing              1,711     2,060
                                                      -------   -------
                                   Total              $13,279   $15,268
                                                      =======   =======

                          Gross Profit:
                             Testing and Development  $ 4,436   $ 5,316
                             Manufacturing                 85     (561)
                                                      -------   -------
                                Total                 $ 4,521   $ 4,755
                                                      =======   =======

        Summarized financial information concerning the Corporation's revenue and gross profit by geographic region for the three months ended March 31, is shown in the following table:

                                                        THREE MONTHS
                                                       ENDED MARCH 31,
                                                        2000      2001
                                                        ----      ----
                                                        (IN THOUSANDS)
                          Revenue:
                             United States            $11,168   $12,841
                             Europe                     2,111     2,427
                                                      -------   -------
                                Total                 $13,279   $15,268
                                                      =======   =======

                          Gross Profit:
                             United States            $ 3,636   $ 3,596
                             Europe                       885     1,159
                                                      -------   -------
                                Total                 $ 4,521   $ 4,755
                                                      =======   =======

(5)     CONTINGENCIES

        The Corporation from time to time may be involved in various claims and legal proceedings arising in the ordinary course of business. The Corporation does not believe that any such claims or proceedings, individually or in the aggregate, would have a material adverse effect on the Corporation's financial condition or results of operations.

        The Corporation was identified by the U.S. Environmental Protection Agency ("EPA") as one of several hundred potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act with respect to the Ramp Industries, Inc. site in Denver, Colorado. The Corporation signed a consent decree with the EPA, which allowed the

Corporation to resolve its liability for clean-up costs at this site for approximately $3,600. The consent decree was approved by the U.S. District Court for the District of Colorado on March 30, 2001. The Corporation received notice of this approval on April 17, 2001, and on April 24, 2001, paid the amount of $3,571.99 to the Department of Justice in full settlement of the Corporation's total liability related to this matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        Certain statements made in this Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, which generally are not historical in nature, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or similar words or phrases. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by BioReliance with the Securities and Exchange Commission, including in its Forms 10-K and include, but are not limited to, the following:

- general economic and market conditions in the United States and in other countries in which the Corporation currently does business;
- the size and growth of the overall markets for biopharmaceuticals, including the amounts spent on research and development by biotechnology and pharmaceutical companies;
-       technological advances by the Corporation or its competitors;
- changes in laws and regulations in the United States and in other countries in which the Corporation currently does business;
- the size, timing and mix of contracts for the Corporation's products and services;
- the success of the Corporation's new contracts and whether they will contribute to revenue growth;
- the Corporation's ability to increase revenues in its testing and development, and manufacturing segments;
- the ability of the Corporation to attract and retain qualified technical and management personnel;
-       seasonal demand for the Corporation's products and services;
-       fluctuations and difficulty in forecasting operating results;
- changes in exchange rates in one or more of the Corporation's geographic segments;
- the ability of the Corporation to sustain, manage or forecast its growth and utilize its facilities, particularly its new U.S. manufacturing facility;
-       the loss of significant contracts or customers;
-       business disruptions and other factors referenced in the above reports.

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

RESULTS OF OPERATIONS

        The following table shows a comparison of revenue by operational segment for the three months ended March 31, 2000 and 2001:

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                               -------------------------------
                                                    2000      2001   % CHANGE
                                                    ----      ----   --------
                     Testing and Development     $11,568   $13,208     14%

                     Manufacturing                 1,711     2,060     20%

                                               -------------------------------
                     Total                       $13,279   $15,268     15%
                                               ===============================


        The increase in testing and development revenue for the three months ended March 31, 2001 can be attributed primarily to the continued strength in the rate of new orders, which was bolstered by the full complement of account managers in both the U.S. and Europe. The increase in U.S. testing and development revenue results from increases in biosafety testing services and toxicology services, partially offset by a decrease in revenue generated by analytical services. The increase in revenue from toxicology services in the U.S. was also attributable to certain non-recurring revenue adjustments. The increase in European testing and development revenue was driven by increases in revenue generated in all major service areas.

        The increase in manufacturing revenues for the three months ended March 31, 2001 is primarily attributable to an increase in U.S. Phase III revenue and U.K. Phase I/II revenue, partially offset by a decrease in U.S. Phase I/II revenue. The increase in Phase III revenue is a result of the Corporation's opening of its new manufacturing facility after the first quarter of 2000. Project delays resulting from requirements for additional process development and other client and regulatory decisions, prior to the completion of work, continued to adversely affect U.S. manufacturing revenue in the first quarter of 2001. A portion of U.S. manufacturing revenue for the three months ended March 31, 2001 resulted from work performed under the Corporation's major smallpox vaccine contracts. Management expects these contracts to contribute to the Corporation's revenue more significantly in the second half of 2001 and in future years. Work under these contracts is subject to government-issued task orders and thus the related revenues cannot be predicted with certainty. Like all government contracts, these contracts are subject to termination by the government at any time.

        The following table shows a comparison of revenue by geographic region for the three months ended March 31, 2000 and 2001:

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                               -------------------------------
                                                    2000      2001   % CHANGE
                                                    ----      ----   --------
                     United States               $11,168   $12,841      15%

                     Europe                        2,111     2,427      15%

                                               -------------------------------
                     Total                       $13,279   $15,268      15%
                                               ===============================


        The increase in revenue generated in the United States for the three months ended March 31, 2001 resulted from an increase in orders for both the testing and development and manufacturing services including Phase III manufacturing discussed above.

        The increase in revenue generated in Europe for the three months ended March 31, 2001 reflects an increase in revenue generated from U.K. testing and development services, U.K. manufacturing services and German manufacturing services.

        The Corporation expects that testing and development revenue will continue to increase in the foreseeable future, and it expects that manufacturing revenue in the U.S. will increase with the Corporation's new vaccine contracts, but there can be no assurance that such expectations will prove to be correct. German manufacturing services are currently running near their capacities and, therefore, further revenue growth in that region will likely be modest, for the remainder of the year. These expectations could be adversely affected by the cautionary statements on page 9.

        The following table compares gross profit and gross margin by operational segment for the three months ended March 31, 2000 and 2001:

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                               -------------------------------
                                                    2000      2001   % CHANGE
                                                    ----      ----   --------
                     Testing and Development
                          Gross Profit            $4,436    $5,316      20%
                          Gross Margin               38%       40%

                     Manufacturing
                          Gross Profit                85     (561)     N.M.
                          Gross Margin                5%     (27%)

                     Totals
                                               -------------------------------
                          Gross Profit            $4,521    $4,755      5%
                                               ===============================
                          Gross Margin               34%       31%
                                               ===============================
                                                   N.M. = not meaningful

        The increase in testing and development gross margin for the three months ended March 31, 2001 was driven by increases in the gross profit generated in the U.S. A higher proportion of higher margin revenue was partially offset by an increase in cost of sales relating to labor, fringe benefits, direct materials and depreciation. The Corporation believes that a significant portion, but not all, of these expenses are non-recurring.

        The decrease in manufacturing gross margins is related to an increase in losses generated in the U.S. These losses were partially offset by an increase in the gross profit generated in Europe. The loss generated in the U.S. increased as a result of increased costs for labor, fringe benefits, direct materials and capacity costs related to the new U.S. manufacturing facility. Costs related to this facility are expected to increase at a lesser rate than the expected rate of increase in the related revenues, but there can be no assurance of this outcome.

        The following table compares gross profit and gross margin by geographic region for the three months ended March 31, 2000 and 2001:

                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                               -------------------------------
                                                    2000      2001   % CHANGE
                                                    ----      ----   --------
                     United States
                          Gross Profit            $3,636    $3,596    (1%)
                          Gross Margin               33%       28%

                     Europe
                          Gross Profit               885     1,159    31%
                          Gross Margin               42%       48%

                     Totals
                                               -------------------------------
                          Gross Profit            $4,521    $4,755     5%
                                               ===============================
                          Gross Margin               34%       31%
                                               ===============================


        The decrease in the U.S. margins for the three months ended March 31, 2001 resulted from increased cost of sales related to the factors discussed above, only partially offset by increased revenue in both the testing and development and manufacturing segments. The improvement in the European margins for the three months ended March 31, 2001 can be primarily attributed to increased profit generated from both testing and development services in the U.K. and manufacturing services in Germany, resulting from increased utilization of capacity and a higher proportion of higher margin revenue.

        The Corporation expects margins in testing and development, both in the U.S. and Europe, to remain the same or improve with economies of scale in the foreseeable future, and expects manufacturing margins in the U.S. to improve as capacity is utilized. These projected improvements could be adversely affected by factors noted in the cautionary statements on page 9.

        The following table shows a comparison of operating expenses, other than cost of sales, for the three months ended March 31, 2000 and 2001:

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                               --------------------------
                                                  2000     2001 % CHANGE
                                                  ----     ---- --------
                Selling, General and
                Administrative                  $3,822   $3,758   (2%)

                Research and Development           367      381    4%

                                               --------------------------
                Total                           $4,189   $4,139   (1%)
                                               ==========================


        Selling, general and administrative expenses decreased slightly for the three months ended March 31, 2001, due primarily to a decrease in labor and fringe costs due to fewer administrative employees, partially offset by an increase in consulting expenses. The Corporation also benefited from some favorable adjustments to administrative expenses which are not expected to recur. Selling, general and administrative expenses are expected to increase as the Corporation hires additional administrative staff, implements additional applications for its information systems and makes additional investments for technical sales support and its marketing infrastructure. As a percentage of revenue, selling, general and administrative expenses decreased to 25% for the three months ended March 31, 2001 from 29% for the three months ended March 31, 2000.

        Research and development expenses represent the investment of internal resources to develop new methods and tests to support the Corporation's services. These expenses have not changed significantly in the periods presented, but the Corporation expects these expenses to increase with an accelerated program of new assay development and commercial service introductions. The Corporation earns relatively insignificant funds under research grants from a public institution, which amounts are credited to research and development expense.

        The following table shows a comparison of non-operating expenses for the three months ended March 31, 2000 and 2001:

                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                               -------------------------------
                                                    2000      2001   % CHANGE
                                                    ----      ----   --------
                     Other (Income) Expense           $2      $128    N.M.
                                               ---------------------------------

                     Income Taxes
                          Provision                 $139      $100   (28%)
                          Effective Rate             42%       20%
                                               ---------------------------------
                                                   N.M. = Not meaningful

        The increase in net interest and other expense for the three months ended March 31, 2001 reflects an increase in interest expense and a decrease in interest income. The decrease in interest income is the result of the decrease in its balance in marketable securities. During the first quarter of 2000, the Corporation capitalized interest expense relating to its new manufacturing facility. The corresponding interest charges for the three months ended March 31, 2001 are included in interest expense.

        The decrease in the effective tax rate for the three months ended March 31, 2001 is the result of tax credits and carryforwards which are expected to be utilized in 2001. The Corporation expects tax rates to remain at or slightly above current levels for 2001 and then revert to levels less than but more in line with the Corporation's historical rates. Since the Corporation has international operations, its effective tax rate may vary from quarter to quarter due to changes in the distribution of its pre-tax earnings.

LIQUIDITY AND CAPITAL RESOURCES

        The Corporation has funded its business through existing cash, cash flows from operations, long-term bank loans and capital leases. At March 31, 2001, the Corporation had cash, cash equivalents and marketable securities of $16.2 million, compared to $16.7 million at December 31, 2000.

        The Corporation generated cash flows from operations of $0.6 million for the three months ended March 31, 2001, compared to $2.8 million for the three months ended March 31, 2000. This decrease is due primarily to unusually high levels of collections and unearned customer advances in the first quarter of 2000. Net income, as adjusted for depreciation, amortization, loss on disposal and deferred income taxes, provided $1.2 million for both the three months ended March 31, 2001 and 2000. Changes in other assets and liabilities used cash of $0.7 million for the three months ended March 31, 2001, primarily due to decreases in accounts payable and accrued employee compensation and benefits and an increase in other current assets, partially offset by a decrease in accounts receivable and an increase in customer advances. Changes in other assets and liabilities provided cash of $1.6 million for the three months ended March 31, 2000, primarily due to decreases in accounts receivable and other current assets, and increases in customer advances and other current liabilities.

        The Corporation's corporate headquarters facility in Rockville, Maryland includes research and development, administrative activities and expanded laboratory and other capacity for operations. The lease agreement for this facility requires the Corporation to make noncancelable lease payments totaling approximately $10.4 million through 2013.

               The Corporation's new manufacturing facility in Rockville, Maryland became operational in the second quarter of 2000. In April 1998, the Corporation entered into third-party leasing and subleasing arrangements with Montgomery County, Maryland and a developer that provided for the construction of this new manufacturing facility. These arrangements require the Corporation to make net noncancelable lease payments totaling approximately $11.8 million through 2019 and guarantee indebtedness of approximately $4.6 million incurred by the developer to construct the facility. The Corporation accounts for the leases and subleases of the manufacturing facility as capital leases. The assets underlying the capital leases are included with the Corporation's owned property and equipment at March 31, 2001. Property and equipment at March 31, 2001 included approximately $7.3 million, net of accumulated depreciation, related to these capital leases. The related obligation is included in the Corporation's liabilities at March 31, 2001.

        The build-out and validation of the new U.S. manufacturing facility has demanded and will continue to demand considerable time and resources. The Corporation is currently utilizing substantially less than full capacity in this building. This operation will likely constrain earnings for the Corporation at least through the second quarter of 2001.

        During the three months ended March 31, 2001 and 2000, the Corporation invested $0.7 million and $2.9 million, respectively, for capital expenditures. These capital expenditures were primarily for additional equipment related to the new U.S. manufacturing facility.

        At March 31, 2001, the Corporation had commitments to spend approximately $0.6 million in capital expenditures for leasehold improvements and laboratory equipment.

        The Corporation expects to continue expanding its operations through internal growth, geographic expansion and possible strategic acquisitions. The Corporation expects to fund its growth from existing cash, cash flows from operations, bank borrowings and lease financings. Although the Corporation has no agreements or arrangements in place with respect to any future acquisition, there may be acquisition or other growth opportunities that require additional external financing, and the Corporation may, from time to time, seek to obtain funds from public or private issuances of equity or debt securities on a strategic basis. There can be no assurances that such financing will be available on terms acceptable to the Corporation.

        Based on its current operating plan, the Corporation believes that available liquid resources are sufficient to meet its foreseeable cash needs.

BORROWINGS AND CREDIT FACILITIES

        The Corporation has a mortgage loan of $4.3 million from Bank of America with a maturity date of November 30, 2009 (the "Mortgage Loan") that was used to finance the construction of one of its facilities in Rockville, Maryland. In addition to a principal payment of $10,576 per month, the Mortgage Loan bears interest at the London Inter-Bank Offering Rate ("LIBOR") plus the applicable LIBOR Rate Additional Percentage ("LIBOR Rate Option"). The LIBOR Rate Option ranges from 1.0% to 2.15% depending on the Corporation achieving certain funded debt to EBITDA ratios. At March 31, 2001, the applicable interest rate on the Mortgage Loan was 7.23% and the LIBOR Rate Option was 2.15%. At March 31, 2001, approximately $2.4 million was outstanding on the Mortgage Loan.

        In February 2001, the Corporation entered into an interest rate swap whereby the variable interest rate portion of the Mortgage Loan was effectively converted into debt with a fixed rate of 6.14% per annum. This swap expires November 1, 2009. Amounts paid or received under the interest rate swap are recognized as interest income or expense in the periods in which they accrued and are recorded in the same category as that arising from the Mortgage Loan. The Corporation believes that the effect of the interest rate swap on interest expense was not material for the three months ended March 31, 2001.

        The Corporation has available borrowings up to $2.0 million under a revolving loan agreement with Bank of America. The revolving loan agreement requires monthly interest payments on the unpaid principal. The unpaid principal and all unpaid accrued interest is payable in full on May 31, 2001, and the line of credit expires at that time. Amounts borrowed under the revolving loan agreement bear interest at the LIBOR rate plus the applicable LIBOR Rate Option that ranges from 0.85% to 2.0% depending on the Corporation achieving certain funded debt to EBITDA ratios. During the first three months of 2001, no amounts were borrowed under this revolving loan agreement.

        The Corporation financed the acquisition of BioReliance Manufacturing GmbH (formerly known as BIOMEVA) in July 1996 and obtained additional funds for working capital and expansion of its business through a promissory note with Bank of America in the amount of $1.8 million. The note matures on June 30, 2001. The note requires monthly principal payments of $30,000 and bears interest at the same rate as the Mortgage Loan. At March 31, 2001, $0.2 million was outstanding on the note, and the interest rate on the note was 7.23%.

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

        At March 31, 2001, the Corporation was in compliance with all covenants under its loan agreements.

        On July 1, 1999, the Corporation received the proceeds of a $3.0 million loan from the Department of Business and Economic Development, a department of the State of Maryland. The Corporation was required to use the proceeds to expand and relocate its activities in Rockville, Maryland. The loan requires quarterly principal payments of $107,143 plus accrued interest and matures on June 30, 2006. The loan bears interest at rates from 0.0% to 7.5% based on the Corporation's achieving specific employment levels over the next six years. The current interest rate is 0.0%. The terms of the loan contain annual reporting requirements, including the reporting of employment data. At March 31, 2000, approximately $2.2 million was outstanding on the loan.

FOREIGN CURRENCY

        The accounts of the Corporation's international subsidiaries are measured using each local currency as the functional currency. Assets and liabilities of these subsidiaries are translated into United States dollars at period-end exchange rates, and revenue and expense accounts are translated at average monthly exchange rates. Net exchange gains and losses resulting from such translations are excluded from net income and are accumulated in a separate component of stockholders' equity. Translation gains and losses that arise from some intercompany transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. The Corporation recorded net foreign exchange losses of $0.3 million for the three months ended March 31, 2001 and $0.2 million for the three months ended March 31, 2000.

        Since the revenues and expenses of the Corporation's international operations generally are denominated in local currencies, exchange rate fluctuations between these local currencies and the United States dollar subject the Corporation to currency translation risk with respect to the reported results of its international operations, as well as to other risks associated with international operations. The Corporation derived approximately 16% of its revenue for each of the three month periods ended March 31, 2000 and 2001 from services performed outside of the United States. In addition, the Corporation may be subject to currency risk when its service contracts are denominated in a currency other than the currency in which the Corporation incurs expenses related to such contracts.

        There can be no assurance that the Corporation will not experience fluctuations in financial results from the Corporation's operations outside the United States, and there can be no assurance the Corporation will be able, contractually or otherwise, to reduce the currency risks associated with its operations. At the present time, the Corporation does not use derivative financial instruments to manage or control foreign currency risk, because most of its revenue and related expenses are in the same functional currencies. However, there can be no assurance that the Corporation will not use such financial instruments in the future or that any such use will be successful in managing or controlling foreign currency risk.

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

INTEREST RATE RISKS

        The Corporation is exposed to interest rate risk primarily through its investments in short-term marketable securities and cash equivalents and its debt agreements. The Corporation's investment policy calls for investment in short-term, low risk instruments. At March 31, 2001, the Corporation had $4.5 million invested in government and governmental agency securities and commercial paper. A rise in interest rates would have an adverse impact on the fair market value of fixed rate securities. If interest rates fall, floating rate securities may generate less interest income. The Corporation manages its exposure to interest rate risks through investing in securities with maturities of one year or less.

        Additionally, the Corporation is exposed to risk from changes in interest rates as a result of its borrowing activities. At March 31, 2001, the Corporation had total debt of $12.4 million. The Corporation's debt consists of a mortgage loan with approximately $2.4 million outstanding, a promissory note with approximately $0.2 million outstanding, a State of Maryland loan with approximately $2.2 million outstanding, and capital lease obligations of approximately $7.6 million outstanding.

        The Corporation partially manages its exposure to losses through interest rate swaps. In February 2001, the Corporation entered into an interest rate swap, whereby the variable interest rate portion of the Mortgage Loan was effectively converted into debt with a fixed rate of 6.14% per annum. The Corporation also entered into a separate interest rate swap whereby the variable interest rate portion of the indebtedness relating to a capital lease for the new manufacturing facility was also converted into debt with a fixed rate of 6.14%. Both agreements expire on November 1, 2009.

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

         See Form 10-K filed March 28, 2001.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         As of March 31, 2001, the Corporation had used approximately $17.9 million of the net proceeds from its initial public offering toward debt repayment and purchases of laboratory equipment, information systems hardware and software, and interior construction and furnishings of the Corporation's new U.S. manufacturing facility.

         At March 31, 2001, approximately $4.5 million of the net proceeds of the initial public offering were invested in short-term United States government securities and commercial paper, and the balance was invested in money market funds, pending the purchase of additional United States government securities and commercial paper, or in other operating accounts of the Corporation.

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

Dated:   May 15, 2001

                               BioReliance Corporation
                                    (Registrant)




                               By  /s/Capers W. McDonald
                                   ---------------------------------------

                               Capers W. McDonald
                               President and Chief Executive Officer



                               By  /s/John L. Coker
                                   ---------------------------------------

                               John L. Coker
                               Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)