Form 10-Q
period 2001-06-30
BIORELIANCE CORP
filed 2001-08-14
CIK 1036629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission File Number 0-22879

BIORELIANCE CORPORATION
(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1541583 (I.R.S. Employer Identification No.)

14920 Broschart Road Rockville, Maryland (Address of principal executive offices)	20850 (Zip code)

Registrant’s telephone number, including area code:
(301) 738-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X        NO

As of August 7, 2001, 8,228,000 shares of registrant’s common stock, par value $.01 per share, were outstanding.

BIORELIANCE CORPORATION

TABLE OF CONTENTS

		Page
		Number
PART I	FINANCIAL INFORMATION

	Item 1 - Financial Statements:

	Consolidated (Unaudited) Balance Sheets as of December 31, 2000 and June 30, 2001	3

	Consolidated (Unaudited) Statements of Income for the Three and Six Months Ended June 30, 2000 and 2001	4

	Consolidated (Unaudited) Statements of Cash Flows for the Six Months Ended June 30, 2000 and 2001	5

	Notes to Consolidated (Unaudited) Financial Statements	6

	Item 2 - Management's Discussion and Analysis of Financial

	Condition and Results of Operations	9

	Item 3 - Quantitative and Qualitative Disclosures About Market Risks	18

PART II	OTHER INFORMATION	20

SIGNATURES		22

BIORELIANCE CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

		June 30,
	December 31,	2001
	2000	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$8,231	$19,115
Marketable securities	8,431	—
Accounts receivable, net	21,004	19,385
Other current assets	1,895	2,388

Total current assets	39,561	40,888
Property and equipment, net	39,668	38,738
Deposits and other assets	245	271
Deferred income taxes	200	399

Total assets	$79,674	$80,296

Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,083	$843
Accounts payable	2,301	2,134
Accrued employee compensation and benefits	3,334	3,107
Other accrued liabilities	3,310	3,217
Customer advances	2,290	2,913
Deferred income taxes	2,033	2,032

Total current liabilities	14,351	14,246
Long-term debt and capital lease obligations	11,602	11,235

Total liabilities	25,953	25,481

Stockholders’ equity:
Preferred stock, $.01 par value: 6,900,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value: 15,000,000 shares authorized; 8,190,166 and 8,212,537 shares issued and outstanding	82	82
Additional paid-in capital	53,157	53,294
Retained earnings	1,887	3,161
Accumulated other comprehensive income	(1,405)	(1,722)

Total stockholders’ equity	53,721	54,815

Total liabilities and stockholders’ equity	$79,674	$80,296

The accompanying notes are an integral part of these consolidated financial statements.

BIORELIANCE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2000	2001	2000	2001

Revenue	$13,973	$16,331	$27,252	$31,599

Expenses:
Cost of sales	9,038	10,692	17,796	21,205
Selling, general and administrative	4,136	4,006	7,958	7,764
Research and development	341	362	708	743

Total operating expenses	13,515	15,060	26,462	29,712

Income from operations	458	1,271	790	1,887

Other (income) expense:
Interest income	(305)	(228)	(586)	(486)
Interest expense	279	203	412	431
Other expense	27	113	177	271

Net other (income) expense	1	88	3	216

Income before income taxes	457	1,183	787	1,671
Income tax provision	192	295	331	395

Net income	$265	$888	$456	$1,276

Net income per share:

Basic	$0.03	$0.11	$0.06	$0.16

Diluted	$0.03	$0.10	$0.06	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

BIORELIANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2000	2001

Cash flows from operating activities:
Net income	$456	$1,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,973	2,225
Compensation element of options	—	39
Amortization expense	46	28
Amortization of bond discounts	(155)	(114)
Loss on disposal	135	19
Deferred income taxes, net	494	(200)
Changes in current assets and liabilities:
Accounts receivable, net	(215)	1,635
Other current assets	(104)	(519)
Accounts payable	(338)	(135)
Accrued employee compensation and benefits	69	(212)
Other accrued liabilities	766	(66)
Customer advances	1,379	728
Increase in deposits and other assets	(48)	(129)

Net cash provided by operating activities	4,458	4,575

Cash flows from investing activities:
Purchases of marketable securities	(12,812)	(2,455)
Proceeds from the maturities of marketable securities	13,000	11,000
Purchases of property and equipment	(4,686)	(1,517)

Net cash provided by (used in) investing activities	(4,498)	7,028

Cash flows from financing activities:
Proceeds from exercise of stock options	366	98
Payments on debt and capital lease obligations	(784)	(607)

Net cash used in financing activities	(418)	(509)

Effect of exchange rate changes on cash and cash equivalents	(391)	(210)

Net (decrease) increase in cash and cash equivalents	(849)	10,884
Cash and cash equivalents, beginning of period	12,273	8,231

Cash and cash equivalents, end of period	$11,424	$19,115

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

(2) Interim Financial Statements Presentation

      The accompanying interim financial statements are unaudited and have been prepared by the Corporation pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore these consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in the Corporation’s Annual Report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements for the three-month and six-month periods ended June 30, 2000 and 2001 include all normal and recurring adjustments that are necessary for a fair presentation of the results of the interim period. The results of operations for the three-month and six-month periods ended June 30, 2000 and 2001 are not necessarily indicative of the results for the entire year ending December 31, 2001.

(3) Net Income Per Share

      The Corporation calculates earnings per share (EPS) on both a basic and diluted basis. Dilutive securities are excluded from the computation in periods in which they have an anti-dilutive effect. Net income available to common stockholders and common equivalent stockholders is equal to net income for all periods presented.

      The following table represents reconciliations between the weighted average common stock outstanding used in basic EPS and the weighted average common and common equivalent shares outstanding used in diluted EPS for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	2001	2000	2001

Weighted average common stock outstanding	8,032	8,204	7,987	8,199
Stock options, as if converted	152	363	213	369

Weighted average common and common equivalent shares outstanding	8,184	8,567	8,200	8,568

(4) Segment Information

      Summarized financial information concerning the Corporation’s reportable segments for the three months and six months ended June 30 is shown in the following table (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2000	2001	2000	2001

Revenue:
Testing and Development	$12,538	$13,753	$24,106	$26,961
Manufacturing	1,435	2,578	3,146	4,638

Total	$13,973	$16,331	$27,252	$31,599

Gross Profit

Testing and Development	$5,259	$5,979	$9,695	$11,295
Manufacturing	(324)	(340)	(239)	(901)

Total	$4,935	$5,639	$9,456	$10,394

      Summarized financial information concerning the Corporation’s revenue and gross profit by geographic region for the three months and six months ended June 30 is shown in the following table (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2000	2001	2000	2001

Revenue:
United States	$12,138	$13,484	$23,306	$26,325
Europe	1,835	2,847	3,946	5,274

Total	$13,973	$16,331	$27,252	$31,599

Gross Profit:
United States	$4,275	$4,253	$7,911	$7,849
Europe	660	1,386	1,545	2,545

Total	$4,935	$5,639	$9,456	$10,394

(5) New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. (FAS) 141, “Business Combinations” (FAS 141) and FAS 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Corporation is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. The initial adoption of this guidance is not anticipated to have a material impact on the Corporation’s results of operations of financial position, however, the guidance may impact the way in which the corporation will account for future transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Certain statements made in this Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, which generally are not historical in nature, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or similar words or phrases. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by BioReliance with the Securities and Exchange Commission, including in its Forms 10-K, and include, but are not limited to, the following:

•	general economic and market conditions in the United States and in other countries in which the Corporation currently does business;
•	the size and growth of the overall markets for biopharmaceuticals, including the amounts spent on research and development by biotechnology and pharmaceutical companies;
•	technological advances by the Corporation or its competitors;
•	changes in laws and regulations in the United States and in other countries in which the Corporation currently does business;
•	the size, timing and mix of contracts for the Corporation’s products and services;
•	the success of the Corporation’s new contracts and whether they will contribute to revenue growth;
•	the Corporation’s ability to increase revenues in its testing and development, and manufacturing segments;
•	the ability of the Corporation to attract and retain qualified technical and management personnel;
•	seasonal demand for the Corporation’s products and services;
•	fluctuations and difficulty in forecasting operating results;
•	changes in exchange rates in one or more of the Corporation’s geographic segments;
•	the ability of the Corporation to sustain, manage or forecast its growth and utilize its facilities, particularly its U.S. manufacturing facility;
•	the loss of significant contracts or customers; and
•	business disruptions and other factors referenced in the above reports.

      As and when made, management believes that these forward-looking statements are reasonable. The Corporation undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements since new risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Corporation’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

      The following discussion and analysis of the Corporation’s financial condition and results of operations should be read in conjunction with the Corporation’s consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q.

Results of Operations
(Dollars in tables are in thousands)

      The Corporation’s two operational segments are testing and development, and manufacturing. The following table shows a comparison of revenue by operational segment for the three months and six months ended June 30, 2000 and 2001:

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2000	2001	% Change	2000	2001	% Change

Testing and Development	$12,538	$13,753	10%	$24,106	$26,961	12%

Manufacturing	1,435	2,578	80%	3,146	4,638	47%

Total	$13,973	$16,331	17%	$27,252	$31,599	16%

      The increases in testing and development revenue for the three months and six months ended June 30, 2001 are due primarily to the continued increases in the rates of new orders, both in the U.S. and Europe. The increase in U.S. testing and development revenue results from increases in biosafety testing services and toxicology services, partially offset by a decrease in revenue generated by analytical services. The increase in European testing and development revenue was driven by increases in revenue generated in all major service areas.

      The increases in manufacturing revenues for the three months and six months ended June 30, 2001 are primarily attributable to increases in European and U.S. Phase III manufacturing revenue, partially offset by a decrease in U.S. Phase I/II revenue. The increase in Phase III manufacturing revenue is a result of the Corporation’s opening of its U.S. manufacturing facility in the second quarter of 2000. Project delays resulting from requirements for additional process development and other client and regulatory decisions, prior to the completion of work, continued to adversely affect U.S. manufacturing revenue in the first six months of 2001. A portion of U.S. manufacturing revenue for the three months and six months ended June 30, 2001 resulted from work performed under the Corporation’s major smallpox vaccine contracts. Management expects these contracts to contribute to the Corporation’s revenue more significantly in the second half of 2001 and in future years. Work under these contracts is subject to government-issued task orders and thus the related revenues cannot be predicted with certainty. As with all U.S. government contracts, these contracts are subject to termination by the government at any time.

      The Corporation operates in two geographic regions – the United States and Europe. The following table shows a comparison of revenue by geographic region for the three months and six months ended June 30, 2000 and 2001:

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2000	2001	% Change	2000	2001	% Change

United States	$12,138	$13,484	11%	$23,306	$26,325	13%

Europe	1,835	2,847	55%	3,946	5,274	34%

Total	$13,973	$16,331	17%	$27,252	$31,599	16%

      The increases in revenue generated in the United States for the three months and six months ended June 30, 2001 resulted from increases in orders, which fueled increased revenue from both the testing and development and manufacturing segments, specifically Phase III manufacturing revenue discussed above.

      The increases in revenue generated in Europe for the three months and six months ended June 30, 2001 reflect an increase in revenue generated from all sectors: U.K. testing and development services, U.K. manufacturing services and German manufacturing services.

      The Corporation expects that testing and development revenue will continue to increase incrementally in the foreseeable future, and it expects that manufacturing revenue in the U.S. will increase with the Corporation’s new vaccine contracts, but there can be no assurance that such expectations will prove to be correct. German manufacturing services are currently running near their capacities and, therefore, further revenue growth in that sector will likely be modest (if at all) for the remainder of the year. These expectations could be adversely affected by the cautionary statements on page 9.

      The following table compares gross profit and gross margin by operational segment for the three months and six months ended June 30, 2000 and 2001:

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2000	2001	% Change	2000	2001	% Change

Testing and Development
Gross Profit	$5,259	$5,979	14%	$9,695	$11,295	17%
Gross Margin	42%	43%		40%	42%
Manufacturing
Gross Profit	(324)	(340)	(5%)	(239)	(901)	(277%)
Gross Margin	(23%)	(13%)		(8%)	(19%)

Totals
Gross Profit	$4,935	$5,639	14%	$9,456	$10,394	10%
Gross Margin	35%	35%		35%	33%

      The increases in testing and development gross margins for the three months and six months ended June 30, 2001 were driven by increases in both the U.S and the U.K. A higher proportion of higher margin revenue in both geographic regions was partially offset by an increase in cost of sales relating to labor, fringe benefits, direct materials and depreciation.

      The decrease in manufacturing gross margins for the six months ended June 30, 2001 is related to an increase in losses generated in the U.S. These losses were partially offset by an increase in the gross profit generated in Europe. The loss generated in the U.S. increased due to increased costs for labor, fringe benefits, direct materials and capacity costs related to the U.S. manufacturing facility which became operational in the second quarter of 2000. Costs related to this facility are expected to increase at a lesser rate than the expected rate of increase in the related revenues, but there can be no assurance of this outcome. Without the results of operations of this facility, consolidated gross margins would have been 43% and 41% for the three and six months ended June 30, 2001, respectively, as compared to 39% and 36%, respectively, for the comparable periods of 2000.

      The following table compares gross profit and gross margin by geographic region for the three months and six months ended June 30, 2000 and 2001:

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2000	2001	% Change	2000	2001	% Change

United States
Gross Profit	$4,275	$4,253	(1%)	$7,911	$7,849	(1%)
Gross Margin	35%	32%		34%	30%

Europe
Gross Profit	660	1,386	110%	1,545	2,545	65%
Gross Margin	36%	49%		39%	48%

Totals

Gross Profit	$4,935	$5,639	14%	$9,456	$10,394	10%
Gross Margin	35%	35%		35%	33%

      The decrease in the U.S. margins for the three months and six months ended June 30, 2001 resulted from increased cost of sales attributed to the factors related to manufacturing discussed above, only partially offset by increased revenue in excess of related expenses in both the testing and development, and manufacturing segments. The improvements in the European margins for the three months and six months ended June 30, 2001 are primarily attributed to increased profit generated from both operating segments in Europe, resulting from continued efficient utilization of capacity and a higher proportion of higher margin revenue services. Without the results of operations of the U.S. manufacturing facility, U.S. gross margins would have been 41% and 39% for the three and six months ended June 30, 2001, respectively.

      The Corporation expects margins in testing and development, both in the U.S. and Europe, to remain the same or improve with economies of scale in the foreseeable future, and expects manufacturing margins in the U.S. to improve as additional capacity is utilized. These projected improvements could be adversely affected by factors noted in the cautionary statements on page 9.

      The following table shows a comparison of operating expenses, other than cost of sales, for the three months and six months ended June 30, 2000 and 2001:

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2000	2001	% Change	2000	2001	% Change

Selling, General and Administrative	$4,136	$4,006	(3%)	7,958	$7,764	(2%)

Research and Development	341	362	6%	708	743	5%

Total	$4,477	$4,368	(2%)	$8,666	$8,507	(2%)

      Selling, general and administrative expenses decreased slightly for the three months and six months ended June 30, 2001, due primarily to decreases in restructuring charges, consulting fees and bad debt expense, partially offset by an increase in labor and fringe costs. The Corporation also benefited from favorable adjustments in the first six months of 2001 to administrative expenses which are not expected to recur. Selling, general and administrative expenses for prior periods included restructuring expenses and consulting fees to two members of the Board of Directors. The decrease in the bad debt expense is attributable to an improvement in the accounts receivable collection experience. Selling, general and administrative expenses are expected to increase as the Corporation hires additional administrative staff, implements additional applications for its information systems and makes additional investments for technical sales support and its marketing infrastructure. As a percentage of revenue, selling, general and administrative expenses decreased to 25% for the three months and six months ended June 30, 2001 from 29% for the three months and six months ended June 30, 2000.

      Research and development expenses represent the investment of internal resources to develop new methods and tests to support the Corporation’s services. These expenses have not changed significantly in the periods presented, and the Corporation expects these expenses to continue at that rate or decrease. The Corporation earns relatively insignificant funds under research grants from a public institution, which amounts are credited to research and development expense.

      The following table shows a comparison of non-operating expenses for the three months and six months ended June 30, 2000 and 2001:

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2000	2001	% Change	2000	2001	% Change

Other Expense	$1	$88	N.M.	$3	$216	N.M.

Income Taxes
Provision	$192	$295	54%	$331	$395	19%
Effective Rate	42%	25%		42%	24%

	N.M. = Not meaningful

      The increase in net interest and other expense for the three months ended June 30, 2001 reflects a decrease in interest income and an increase in other expense, partially offset by a decrease in interest expense. The increase in net interest and other expense for the six months ended June 30, 2001 reflects a decrease in interest income and an increase in other expense. The decrease in interest income is the result of the decrease in the balance in marketable securities, as well as a decrease in interest rates. The decrease in interest expense for the three months ended June 30, 2001 results from a decrease in the Corporation’s capital lease obligations. The increase in other expense is primarily attributable to foreign currency losses related to intercompany transactions denominated in a currency other than the functional currency.

      The decrease in the effective tax rate for the three months and six months ended June 30, 2001 is the result of tax credits and carryforwards, which the Corporation has developed plans to utilize in 2001. The Corporation expects tax rates to remain at or slightly above current levels for 2001 and then revert to levels less than but more in line with the Corporation’s historical rates in the approximate range of 36%-39%. Since the Corporation has international operations, its effective tax rate may vary from quarter to quarter due to changes in the distribution of its pre-tax earnings and the change in estimated annual income.

Liquidity and Capital Resources

      The Corporation has funded its business through existing cash, cash flows from operations, long-term bank loans and capital leases. At June 30, 2001, the Corporation had cash, cash equivalents and marketable securities of $19.1 million, compared to $16.7 million at December 31, 2000.

      The Corporation generated cash flows from operations of $4.6 million for the six months ended June 30, 2001, compared to $4.5 million for the six months ended June 30, 2000. This increase is due primarily to increased cash collections and unearned customer advances in the first six months of 2001. Net income, as adjusted for depreciation, amortization, loss on disposal and deferred income taxes, provided $3.3 million and $2.9 million for the six months ended June 30, 2001 and 2000, respectively. Changes in other assets and liabilities provided cash of $1.3 million for the six months ended June 30, 2001, primarily due to decreases in accounts receivable and an increase in customer advances, partially offset by decreases in accounts payable and accrued employee compensation and an increase in other current assets. Changes in other assets and liabilities provided cash of $1.5 million for the six months ended June 30, 2000, primarily due to decreases in accounts receivable and other current assets, and increases in customer advances and other current liabilities.

      The Corporation leases facilities and equipment under leases that expire at various dates through 2017, which require the Corporation to make noncancelable lease payments totaling approximately $28.1 million.

      The Corporation’s manufacturing facility in Rockville, Maryland became operational in the second quarter of 2000. In April 1998, the Corporation entered into third-party leasing and subleasing arrangements related to this facility. These arrangements require the Corporation to make noncancelable lease payments totaling approximately $11.8 million through 2019 and guarantee indebtedness of approximately $4.6 million. A portion of the lease payments is equivalent to the interest and principal due on the indebtedness. In February 2001, the Corporation entered into an interest rate swap with respect to one of those leases whereby the variable interest rate portion of the indebtedness was effectively converted into debt with a fixed rate of 6.14% per annum. This swap expires on November 1, 2009. The Corporation accounts for the leases and subleases of the manufacturing facility as capital leases. The assets underlying the capital leases are included with the Corporation’s owned property and equipment at June 30, 2001. Property and equipment, net of accumulated depreciation and amortization at June 30, 2001 included approximately $7.2 million, related to these capital leases. The related lease obligation is included in the Corporation’s liabilities at June 30, 2001.

      The build-out and validation of the U.S. manufacturing facility has demanded and will continue to demand considerable time and resources. The Corporation is currently utilizing substantially less than full capacity in this building. This operation will likely constrain earnings for the Corporation at least through the third quarter of 2001.

      During the six months ended June 30, 2001 and 2000, the Corporation invested $1.5 million and $4.7 million, respectively, for capital expenditures. These capital expenditures were primarily for additional equipment related to the U.S. manufacturing facility.

      At June 30, 2001, the Corporation had commitments to spend approximately $0.5 million in capital expenditures for leasehold improvements and laboratory equipment, which the Corporation expects to recur on a quarterly basis without regard to the expansion of the manufacturing facility.

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

      Based on its current operating plan, the Corporation believes that available resources and potential capital opportunities are sufficient to meet its foreseeable cash needs.

Borrowings and Credit Facilities

      The Corporation has a mortgage loan of $4.3 million from Bank of America with a maturity date of November 30, 2009 (the Mortgage Loan) that was used to finance the construction of one of its facilities in Rockville, Maryland. In addition to a principal payment of $10,576 per month, the Mortgage Loan bears interest at the London Inter-Bank Offering Rate (LIBOR) plus the applicable LIBOR Rate Additional Percentage (LIBOR Rate Option). The LIBOR Rate Option ranges from 1.0% to 2.15% depending on the Corporation achieving certain funded debt to EBITDA ratios. At June 30, 2001, the applicable interest rate on the Mortgage Loan was 5.90% and the LIBOR Rate Option was 2.15%. At June 30, 2001, approximately $2.3 million was outstanding on the Mortgage Loan.

      In February 2001, the Corporation entered into an interest rate swap whereby the variable interest rate portion of the Mortgage Loan was effectively converted into debt with a fixed rate of 6.14% per annum. This swap expires on November 1, 2009. Amounts paid or received under the interest rate swap are recognized as interest income or expense in the periods in which they accrued and are recorded in the same category as that arising from the Mortgage Loan. The Corporation believes that the effect of the interest rate swap on interest expense was not material for the three and six months ended June 30, 2001.

      The Corporation has available borrowings up to $2.0 million under a revolving loan agreement with Bank of America. The revolving loan agreement requires monthly interest payments on the unpaid principal. The unpaid principal and all unpaid accrued interest is payable in full on May 31, 2002, and the line of credit expires at that time. Amounts borrowed under the revolving loan agreement bear interest at the LIBOR rate plus the applicable LIBOR Rate Option that ranges from 0.85% to 2.0% depending on the Corporation achieving certain funded debt to EBITDA ratios. During the first six months of 2001, no amounts were borrowed under this revolving loan agreement.

      The Corporation financed the acquisition of BioReliance Manufacturing GmbH (formerly known as BIOMEVA) in July 1996 and obtained additional funds for working capital and expansion of its business through a promissory note with Bank of America in the amount of $1.8 million. The note required monthly principal payments of $30,000 and bore interest at the same rate as the Mortgage Loan. The note matured on June 30, 2001, and has been paid in full.

      All of the Corporation’s agreements with Bank of America are cross collateralized and are secured by a deed of trust on one of the Corporation’s laboratory facilities in Rockville, Maryland. The agreements require the Corporation to comply with financial and restrictive covenants, including fixed charge coverage and funded debt to EBITDA ratios. Specifically:

•	Maintain a ratio of total funded indebtedness to EBITDA not greater than 3.50 to 1.00 as of the end of each fiscal quarter, calculated on the preceding four-quarter period. EBITDA is defined as earnings before interest, taxes, depreciation and amortization.

•	Maintain a fixed charge coverage ratio as of the end of each quarter of at least 1.25 to 1.00. This ratio is determined by dividing EBITDA by the sum of interest expense and current-maturities of long-term debt and capital leases.

      At June 30, 2001, the Corporation was in compliance with all covenants under its loan agreements.

      On July 1, 1999, the Corporation received the proceeds of a $3.0 million loan from the Department of Business and Economic Development, a department of the State of Maryland. The Corporation is required to use the proceeds to expand and relocate its activities in Rockville, Maryland. The loan requires quarterly principal payments of $107,143 plus accrued interest and matures on June 30, 2006. The loan bears interest at rates from 0.0% to 7.5% based on the Corporation’s achieving specific employment levels over the next six years. The current interest rate is 0.0%. The terms of the loan contain annual reporting requirements, including the reporting of employment data. At June 30, 2001, approximately $2.1 million was outstanding on the loan.

New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. (FAS) 141, “Business Combinations” (FAS 141) and FAS 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Corporation is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. The initial adoption of this guidance is not anticipated to have a material impact on the Corporation’s results of operations of financial position, however, the guidance may impact the way in which the corporation will account for future transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

      The Corporation is exposed to market risk from adverse changes in interest rates and foreign currency exchange rates.

Interest Rate Risks

      The Corporation is exposed to interest rate risk primarily through its investments in short-term marketable securities and cash equivalents and its debt agreements. The Corporation’s investment policy calls for investment in short-term, low risk instruments. A rise in interest rates would have an adverse impact on the fair market value of fixed rate securities. If interest rates fall, floating rate securities may generate less interest income. At June 30, 2001, the Corporation did not have any investments in government and governmental agency securities and commercial paper. The Corporation manages its exposure to interest rate risks through investing in securities with maturities of one year or less.

      Additionally, the Corporation is exposed to risk from changes in interest rates as a result of its borrowing activities. At June 30, 2001, the Corporation had total debt, primarily capital lease obligations, of $12.1 million. The Corporation’s debt consists of a mortgage loan with approximately $2.3 million outstanding, a State of Maryland loan with approximately $2.1 million outstanding, and capital lease obligations of approximately $7.7 million outstanding.

      The Corporation partially manages its exposure to losses through interest rate swaps. In February 2001, the Corporation entered into an interest rate swap, whereby the variable interest rate portion of the Mortgage Loan was effectively converted into debt with a fixed rate of 6.14% per annum. The Corporation also entered into a separate interest rate swap whereby the variable interest rate portion, but not the total rate, of the indebtedness relating to a capital lease for the new manufacturing facility was also converted into debt with a fixed rate of 6.14%. Both agreements expire on November 1, 2009.

Foreign Currency Exchange Risk

      The Corporation’s international operations are subject to foreign exchange rate fluctuations. The accounts of the Corporation’s international subsidiaries are measured using each local currency as the functional currency. Assets and liabilities of these subsidiaries are translated into United States dollars at period-end exchange rates, and revenue and expense accounts are translated at average monthly exchange rates. Net exchange gains and losses resulting from such translations are excluded from net income and are accumulated in a separate component of stockholders’ equity. Translation gains and losses that arise from some intercompany transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. The Corporation recorded net foreign exchange losses as a separate component of equity of $15,000 and $0.2 million for the three months ended June 30, 2001 and 2000, respectively, and $0.3 million and $0.4 million for the six months ended June 30, 2001 and 2000, respectively. Management does not believe that the Corporation’s exposure to foreign currency rate fluctuations is material.

      Since the revenues and expenses of the Corporation’s international operations generally are denominated in local currencies, exchange rate fluctuations between these local currencies and the United States dollar subject the Corporation to currency translation risk with respect to the reported results of its international operations, as well as to other risks associated with international operations. The Corporation is also subject to the effects of having a majority of its U.K. revenue denominated in Euros and a majority of the related expense denominated in Pounds Sterling.

      The Corporation derived approximately 17% and 14% of its revenue for the three months and six months ended June 30, 2001 and 2000, respectively, from services performed outside of the United States. In addition, the Corporation may be subject to currency risk when its service contracts are denominated in a currency other than the currency in which the Corporation incurs expenses related to such contracts.

      There can be no assurance that the Corporation will not experience fluctuations in financial results from the Corporation’s operations outside the United States, and there can be no assurance the Corporation will be able, contractually or otherwise, to reduce the currency risks associated with its operations. At the present time, the Corporation does not use derivative financial instruments to manage or control foreign currency risk because most of its revenue and related expenses are in related functional currencies. However, there can be no assurance that the Corporation will not use such financial instruments in the future or that any such use will be successful in managing or controlling foreign currency risk. Management does not believe that the Corporation’s exposure to foreign currency rate fluctuations is material.

European Monetary Union

      Within Europe, the European Economic and Monetary Union (the EMU) introduced a new currency, the Euro, on January 1, 1999. The new currency is in response to the EMU’s policy of economic convergence to harmonize trade policy, eliminate business costs associated with currency exchange and to promote the free flow of capital, goods and services.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The Corporation was identified by the U.S. Environmental Protection Agency (EPA) as one of several hundred potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act with respect to the Ramp Industries, Inc. site in Denver, Colorado. The Corporation signed a consent decree with the EPA, which allowed the Corporation to resolve its liability for clean-up costs at this site for approximately $3,000. The consent decree was approved by the U.S. District Court for the District of Colorado on March 30, 2001. The Corporation received notice of this approval on April 17, 2001, and on April 24, 2001, paid the amount of approximately $3,000 to the Department of Justice in full settlement of the Corporation’s total liability related to this matter. The Corporation does not believe that this settlement would have a material adverse effect on the Corporation’s financial condition or results of operations.

Item 2.	Changes in Securities and Use of Proceeds

As of June 30, 2001, the Corporation had used approximately $17.9 million of the net proceeds from its initial public offering toward debt repayment and purchases of laboratory equipment, information systems hardware and software, and interior construction and furnishings of the Corporation’s new U.S. manufacturing facility.

At June 30, 2001, the balance of the net proceeds of the initial public offering was invested in money market funds, pending the purchase of investment grade securities, or in other operating accounts of the Corporation.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to Vote of Security Holders

At the Annual Meeting of Shareholders held on June 13, 2001, the following proposals were adopted by the margins indicated:

1.	To reelect Mr. William J. Gedale and Mr. Gordon J. Louttit as directors of the Corporation to terms expiring in 2004.

	Number of Shares
	For	Withheld
William J. Gedale	7,632,147	167
Gordon J. Louttit	7,632,147	167

2.	To ratify the appointment of PricewaterhouseCoopers LLP as the Corporation’s auditors for the fiscal year ending December 31, 2001.

For	7,631,575
Against	104
Abstain	635

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2001

BioReliance Corporation (Registrant)

By /s/ Capers W. McDonald

Capers W. McDonald President and Chief Executive Officer

By /s/ John L. Coker

John L. Coker
Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)