Form 10-Q
period 2001-09-30
BIORELIANCE CORP
filed 2001-11-14
CIK 1036629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

YES     X        NO

As of October 31, 2001, 8,276,766 shares of registrant’s common stock, par value $.01 per share, were outstanding.

BIORELIANCE CORPORATION

TABLE OF CONTENTS

		Page Number

PART I	FINANCIAL INFORMATION

	Item 1 - Financial Statements:

	Consolidated Balance Sheets as of December 31, 2000
	and (Unaudited) September 30, 2001	3

	Consolidated (Unaudited) Statements of Income for the Three and Nine
	Months Ended September 30, 2000 and 2001	4

	Consolidated (Unaudited) Statements of Cash Flows for the Nine
	Months Ended September 30, 2000 and 2001	5

	Notes to Consolidated (Unaudited) Financial Statements	6

	Item 2 - Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	9

	Item 3 - Quantitative and Qualitative Disclosures About Market Risks	19

PART II	OTHER INFORMATION	21

SIGNATURES		22

BIORELIANCE CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

		September 30,
	December 31,	2001
	2000	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$8,231	$21,819
Marketable securities	8,431	—
Accounts receivable, net	21,004	22,991
Other current assets	1,895	2,164

Total current assets	39,561	46,974
Property and equipment, net	39,668	38,882
Deposits and other assets	245	263
Deferred income taxes	200	399

Total assets	$79,674	$86,518

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,083	$827
Accounts payable	2,301	2,020
Accrued employee compensation and benefits	3,334	3,586
Other accrued liabilities	3,310	3,951
Customer advances	2,290	4,830
Deferred income taxes	2,033	2,695

Total current liabilities	14,351	17,909
Long-term debt and capital lease obligations	11,602	10,940

Total liabilities	25,953	28,849

Stockholders’ equity:
Preferred stock, $.01 par value: 6,900,000 shares authorized;
no shares issued and outstanding	—	—
Common stock, $.01 par value: 15,000,000 shares authorized;
8,190,166 and 8,256,547 shares issued and outstanding	82	83
Additional paid-in capital	53,157	53,617
Retained earnings	1,887	5,399
Accumulated other comprehensive income	(1,405)	(1,430)

Total stockholders’ equity	53,721	57,669

Total liabilities and stockholders’ equity	$79,674	$86,518

The accompanying notes are an integral part of these consolidated financial statements.

BIORELIANCE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

Revenue	$14,349	$18,578	$41,601	$50,177

Expenses:
Cost of sales	9,679	11,197	27,475	32,402
Selling, general and administrative	3,527	3,984	11,485	11,748
Research and development	341	284	1,049	1,027

Total operating expenses	13,547	15,465	40,009	45,177

Income from operations	802	3,113	1,592	5,000

Other (income) expense:
Interest income	(292)	(196)	(878)	(682)
Interest expense	252	198	664	629
Other expense	201	22	378	293

Net other (income) expense	161	24	164	240

Income before income taxes	641	3,089	1,428	4,760
Income tax provision	271	853	602	1,248

Net income	$370	$2,236	$826	$3,512

Net income per share:
Basic	$0.05	$0.27	$0.10	$0.43

Diluted	$0.04	$0.26	$0.10	$0.41

The accompanying notes are an integral part of these consolidated financial statements.

BIORELIANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2000	2001

Cash flows from operating activities:
Net income	$826	$3,512
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	3,091	3,361
Compensation element of options	—	39
Amortization expense	54	37
Amortization of bond discounts	(261)	(114)
Loss on disposal	212	94
Deferred income taxes, net	657	463
Changes in current assets and liabilities:
Accounts receivable, net	(165)	(1,960)
Other current assets	(519)	(276)
Accounts payable	(418)	(281)
Accrued employee compensation and benefits	(181)	254
Other accrued liabilities	1,366	637
Customer advances	1,238	2,504
Increase in deposits and other assets	(111)	(80)

Net cash provided by operating activities	5,789	8,190

Cash flows from investing activities:
Purchases of marketable securities	(19,208)	(2,455)
Proceeds from the maturities of marketable securities	19,500	11,000
Purchases of property and equipment	(5,740)	(2,770)

Net cash (used in) provided by investing activities	(5,448)	5,775

Cash flows from financing activities:
Proceeds from exercise of stock options	381	421
Payments on debt and capital lease obligations	(1,110)	(918)

Net cash used in financing activities	(729)	(497)

Effect of exchange rate changes on cash and cash equivalents	(630)	120

Net (decrease) increase in cash and cash equivalents	(1,018)	13,588
Cash and cash equivalents, beginning of period	12,273	8,231

Cash and cash equivalents, end of period	$11,255	$21,819

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

(2)    Interim Financial Statements Presentation

     The accompanying interim financial statements are unaudited and have been prepared by the Corporation pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore these consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in the Corporation’s Annual Report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements for the three-month and nine-month periods ended September 30, 2000 and 2001 include all normal and recurring adjustments that are necessary for a fair presentation of the results of the interim period. The results of operations for the three-month and nine-month periods ended September 30, 2000 and 2001 are not necessarily indicative of the results for the entire year ending December 31, 2001.

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

     The following table represents reconciliations between the weighted average common stock outstanding used in basic EPS and the weighted average common and common equivalent shares outstanding used in diluted EPS for each of the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

Weighted average common stock
outstanding	8,124	8,225	8,033	8,208
Stock options, as if converted	247	322	190	349

Weighted average common and common
equivalent shares outstanding	8,371	8,547	8,223	8,557

(4)    Segment Information

     Summarized financial information concerning the Corporation’s reportable segments for the three months and nine months ended September 30 is shown in the following table (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2000	2001	2000	2001

Revenue:
Testing and Development	$13,297	$15,777	$37,403	$42,737
Manufacturing	1,052	2,801	4,198	7,440

Total	$14,349	$18,578	$41,601	$50,177

Gross Profit:
Testing and Development	$5,651	$7,688	$15,346	$18,984
Manufacturing	(981)	(307)	(1,220)	(1,209)

Total	$4,670	$7,381	$14,126	$17,775

     Summarized financial information concerning the Corporation’s revenue and gross profit by geographic region for the three months and nine months ended September 30 is shown in the following table (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2000	2001	2000	2001

Revenue:
United States	$12,255	$15,624	$35,561	$41,949
Europe	2,094	2,954	6,040	8,228

Total	$14,349	$18,578	$41,601	$50,177

Gross Profit:
United States	$3,817	$6,060	$11,728	$13,909
Europe	853	1,321	2,398	3,866

Total	$4,670	$7,381	$14,126	$17,775

(5)    New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, “Business Combinations” (FAS 141) and FAS No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Corporation is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. The initial adoption of this guidance is not anticipated to have a material impact on the Corporation’s results of operations or financial position; however, the guidance may impact the way in which the corporation would account for future transactions. No such future transactions are contemplated at this time.

In October 2001, the FASB issued FAS No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets” (FAS 144). FAS 144 supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Option No. 30, “Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business”. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The initial adoption of this guidance is not anticipated to have a material impact on the Corporation’s results of operations or financial position.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Certain statements made in this Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, which generally are not historical in nature, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or similar words or phrases. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by BioReliance with the Securities and Exchange Commission, including in its Forms 10-K, and include, but are not limited to, the following:

•	general economic and market conditions in the United States and in other countries in which the Corporation currently does business;

•	the size and growth of the overall markets for biopharmaceuticals, including the amounts spent on research and development by biotechnology and pharmaceutical companies;

•	the specific contractual outcomes of governmental initiatives in response to the terrorist events of September 11, 2001;

•	technological advances by the Corporation or its competitors;

•	changes in laws and regulations in the United States and in other countries in which the Corporation currently does business;

•	the size, timing and mix of contracts for the Corporation’s products and services;

•	the success of the Corporation’s new contracts and whether they will contribute to revenue growth;

•	the Corporation’s ability to increase revenues in its testing and development, and manufacturing segments;

•	the ability of the Corporation to attract and retain qualified technical and management personnel;

•	seasonal demand for the Corporation’s products and services;

•	fluctuations and difficulty in forecasting operating results;

•	changes in exchange rates in one or more of the Corporation’s geographic segments;

•	the ability of the Corporation to sustain, manage or forecast its growth and utilize its facilities, particularly its U.S. manufacturing facility;

•	the loss of significant contracts or customers; and

•	business disruptions and other factors referenced in the above reports.

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

Results of Operations
(Dollars in tables are in thousands)

     Revenue by Segment

     The Corporation’s two operational segments are testing and development, and manufacturing. The following table shows a comparison of revenue by operational segment for the three months and nine months ended September 30, 2000 and 2001:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2000	2001	% Change	2000	2001	% Change

Testing and Development	$13,297	$15,777	19%	$37,403	$42,737	14%
Manufacturing	1,052	2,801	166%	4,198	7,440	77%

Total	$14,349	$18,578	29%	$41,601	$50,177	21%

     The increases in testing and development revenue for the three months and nine months ended September 30, 2001 are primarily due to the continued strengthening in the rates of new orders, both in the U.S. and Europe. The increase in U.S. testing and development revenue resulted from increases in biosafety testing services and toxicology services, partially offset by a decrease in revenue generated by analytical services. The increase in European testing and development revenue was driven by increases in revenue generated in all major service areas.

     The increases in manufacturing revenues for the three months and nine months ended September 30, 2001 are primarily attributable to increases in European and U.S. Phase III (large scale) manufacturing revenue, partially offset by a decrease in U.S. Phase I/II (small scale) revenue. The increase in Phase III manufacturing revenue resulted from an increase in the rate of new manufacturing orders and performance under certain key contracts. Some project delays resulting from requirements for additional process development and other client and regulatory decisions, prior to the completion of work, continued to adversely affect U.S. manufacturing revenue in the first nine months of 2001. Only a portion of U.S. manufacturing revenue for the three months and nine months ended September 30, 2001 resulted from work performed under the Corporation’s major smallpox vaccine contracts. Management expects these contracts to contribute to the Corporation’s revenue more significantly in the fourth quarter of 2001 and in future years. Work under these contracts is subject to government and prime contractor-issued task orders, contract amendments and potential expansion and acceleration; thus, the related revenues cannot be predicted with certainty. As with all U.S. government contracts, these contracts are subject to termination by the government at any time.

     Revenue by Geographic Region

     The Corporation operates in two geographic regions – the United States and Europe. The following table shows a comparison of revenue by geographic region for the three months and nine months ended September 30, 2000 and 2001:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2000	2001	% Change	2000	2001	% Change

United States	$12,255	$15,624	27%	$35,561	$41,949	18%
Europe	2,094	2,954	41%	6,040	8,228	36%

Total	$14,349	$18,578	29%	$41,601	$50,177	21%

     The increases in revenue generated in the United States for the three months and nine months ended September 30, 2001 resulted from increases in orders, which fueled increased revenue for both the testing and development and manufacturing segments, specifically Phase III manufacturing revenue discussed above.

     The increases in revenue generated in Europe for the three months and nine months ended September 30, 2001 reflect ratable increases in revenue generated from all sectors: U.K. testing and development services, U.K. manufacturing services and German manufacturing services.

     The Corporation expects that testing and development revenue will continue to increase incrementally in the foreseeable future, and it expects that manufacturing revenue in the U.S. will increase with the Corporation’s new vaccine contracts, but there can be no assurance that such expectations will prove to be correct. The Company is planning for laboratory expansions that would become available to meet anticipated growth in the U.S. and the U.K. German manufacturing service is currently running near its capacity and, therefore, further revenue growth in that sector will likely be modest (if any at all) for the remainder of the year. These expectations for growth in revenue and capacity expansion could be adversely affected by the cautionary statements on page 9.

Gross Profit and Margin by Segment

     The following table compares gross profit and gross margin by operational segment for the three months and nine months ended September 30, 2000 and 2001:

	Three Months Ended					Nine Months Ended
	September 30,					September 30,

	2000		2001		% Change	2000		2001		% Change

Testing and Development
Gross Profit	$5,651		$7,688		36%	$15,346		$18,984		24%
Gross Margin	42%		49%			41%		40%

Manufacturing
Gross Profit (Loss)	(981)		(307)		69%	(1,220)		(1,209)		1%
Gross Margin	(93%	)	(11%	)		(29%	)	(16%	)

Total
Gross Profit	$4,670		$7,381		58%	$14,126		$17,775		26%
Gross Margin	33%		40%			34%		35%

     The increases in testing and development gross margins for the three months and nine months ended September 30, 2001 were driven by increased gross profit in both the U.S and the U.K. Increased revenue was only partially offset by an increase in cost of sales relating to labor, fringe benefits, direct materials and depreciation.

     The improvement in manufacturing gross margins for the three months ended September 30, 2001 is related to a decrease in gross losses generated in the U.S. and an increase in the gross profit generated in Europe. The loss generated in the U.S. decreased due to an increase in revenue, only partially offset by increased costs for labor, fringe benefits, direct materials and capacity costs related to the U.S. manufacturing facility. The improvement in manufacturing gross margins for the nine months ended September 30, 2001 is related to an increase in the gross profit generated in Europe, partially offset by an increase in losses generated in the U.S. The loss generated in the U.S. increased due to recognition of expenses for the U.S. manufacturing facility for nine months in 2001 and only three months for 2000. These increased expenses were partially offset by an increase in revenue. Costs related to the U.S. manufacturing facility are expected to increase at a lesser rate than the expected rate of increase in the related revenues, but there can be no assurance of this outcome. Without the results of operations of this facility, consolidated gross margins would have been 46% and 43% for the three and nine months ended September 30, 2001, respectively, as compared to 38% and 37%, respectively, for the comparable margins and periods of 2000.

     Gross Profit and Margin by Geographic Region

     The following table compares gross profit and gross margin by geographic region for the three months and nine months ended September 30, 2000 and 2001:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2000	2001	% Change	2000	2001	% Change

United States
Gross Profit	$3,817	$6,060	59%	$11,728	$13,909	19%
Gross Margin	31%	39%		33%	33%

Europe
Gross Profit	853	1,321	55%	2,398	3,866	61%
Gross Margin	41%	45%		40%	47%

Totals
Gross Profit	$4,670	$7,381	58%	$14,126	$17,775	26%
Gross Margin	33%	40%		34%	35%

     The increase in the U.S. margins for the three months ended September 30, 2001 resulted from increased revenue in both testing and development and manufacturing, only partially offset by increased cost of sales attributed largely to the factors related to manufacturing discussed above. U.S. margins remained constant for the nine months ended September 30, 2001 as testing and development margin improvements were offset by manufacturing. Margin declines were due to the factors discussed above. The improvements in the European margins for the three months and nine months ended September 30, 2001 are primarily attributed to increased profit generated from both operating segments in Europe, resulting from continued efficient utilization of capacity and higher revenue. Without the results of operations of the U.S. manufacturing facility, U.S. gross margins would have been 46% and 42% for the three and nine months ended September 30, 2001, respectively, as compared to 40% and 43%, respectively, for the comparable margins and periods of 2000.

     The Corporation expects margins in testing and development, both in the U.S. and Europe, to remain the same or improve with economies of scale in the foreseeable future, and expects manufacturing margins in the U.S. to improve as additional capacity is utilized. These projected improvements could be adversely affected by factors noted in the cautionary statements on page 9.

Other Operating Expenses

     The following table shows a comparison of operating expenses, other than cost of sales, for the three months and nine months ended September 30, 2000 and 2001:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2000	2001	% Change	2000	2001	% Change

Selling, General and
Administrative	$3,527	$3,984	13%	$11,485	$11,748	2%
Research and Development	341	284	(17%)	1,049	1,027	(2%)

Total	$3,868	$4,268	10%	$12,534	$12,775	2%

     Selling, general and administrative expenses increased for the three months and nine months ended September 30, 2001, due primarily to an increase in labor and fringe costs, partially offset by a decrease in bad debt expense. Labor and fringe costs were impacted by the filling of administrative positions and higher expense for compensation programs based on Corporate and divisional unit performances. For the nine month periods, the third quarter increases were largely offset by favorable adjustments to administrative expenses in the first six months which are not expected to recur. Also, selling, general and administrative expenses for the nine months ended September 30, 2000 included restructuring expenses and consulting fees to two members of the Board of Directors. In addition, in 2001 the decrease in the bad debt expense is attributable to an improvement in accounts receivable collections. Selling, general and administrative expenses are expected to increase as the Corporation hires additional administrative staff, implements additional client-oriented applications for its information systems and makes additional investments for technical sales support and its marketing infrastructure.

     As a percentage of revenue, selling, general and administrative expenses decreased to 21% and 23% for the three months and nine months ended September 30, 2001, respectively, from 25% and 28% for the three months and nine months ended September 30, 2000, respectively. This decrease is attributable to the success of the Corporation’s cost management and efficiency programs and the factors noted above.

     Research and development expenses represent the investment of internal resources to develop new methods and tests to support the Corporation’s services. These expenses have not changed significantly in the periods presented. The Corporation expects these expenses to decrease incrementally as the Corporation has re-prioritized certain projects, the results of which are expected to result in greater efficiency in future periods.

     Non-Operating Expenses

     The following table shows a comparison of non-operating expenses for the three months and nine months ended September 30, 2000 and 2001:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2000	2001	% Change	2000	2001	% Change

Net Interest and Other Expense	$161	$24	(85%)	$164	$240	46%

Income Taxes
Provision	$271	$853	215%	$602	$1,248	107%
Effective Rate	42%	28%		42%	26%

     The decrease in net interest and other expense for the three months ended September 30, 2001 reflects decreases in interest expense and other expense, partially offset by a decrease in interest income. The increase in net interest and other expense for the nine months ended September 30, 2001 reflects a decrease in interest income, only partially offset by a decrease in interest expense and other expenses. The decrease in interest income is a result of the decrease in interest rates. The decrease in interest expense for the three and nine months ended September 30, 2001 resulted from a decrease in the Corporation’s capital lease obligations and a decrease in interest rates. The decrease in interest expense for the nine months was partially offset by increased interest expense resulting from the discontinuation of the capitalization of interest related to the U.S. Manufacturing facility in 2000. The decrease in other expense is primarily attributable to a decrease in foreign currency losses related to intercompany transactions denominated in a currency other than the functional currency.

     The decrease in the effective tax rate for the three months and nine months ended September 30, 2001 is a result of tax credits and carryforwards, which the Corporation has planned and is utilizing in 2001. The Corporation expects tax rates to remain at or slightly above current levels for 2001 and then revert to levels less than but more in line with the Corporation’s historical rates in the approximate range of 38%-39%. Since the Corporation has international operations, its effective tax rate may vary from quarter to quarter due to changes in the distribution of its pre-tax earnings and the change in estimated annual income.

Liquidity and Capital Resources

     The Corporation has funded its business through existing cash, cash flows from operations, long-term bank loans and capital leases. At September 30, 2001, the Corporation had cash, cash equivalents and marketable securities of $21.8 million, compared to $16.7 million at December 31, 2000.

     The Corporation generated cash flows from operations of $8.2 million for the nine months ended September 30, 2001, compared to $5.8 million for the nine months ended September 30, 2000. This increase is due primarily to an increase in net income and unearned customer advances, partially offset by an increase in accounts receivables in the first nine months of 2001. Net income, as adjusted for depreciation, amortization, compensation element of options, loss on disposal and deferred income taxes, provided $7.4 million and $4.6 million for the nine months ended September 30, 2001 and 2000, respectively. Changes in other assets and liabilities provided cash of $0.8 million for the nine months ended September 30, 2001, primarily due to increases in customer advances, other accrued liabilities and accrued employee compensation and benefits partially offset by increases in accounts receivable and other current assets and a decrease in accounts payable. Changes in other assets and liabilities provided cash of $1.2 million for the nine months ended September 30, 2000, primarily due to increases in customer advances and other current liabilities, partially offset by increases in accounts receivable and other current assets and decreases in accounts payable and accrued employee compensation and benefits.

     The Corporation leases facilities and equipment under leases that expire at various dates through 2017, which require the Corporation to make noncancelable lease payments totaling approximately $27.5 million.

     The Corporation’s manufacturing facility in Rockville, Maryland became operational in the second quarter of 2000. In April 1998, the Corporation entered into third-party leasing and subleasing arrangements related to this facility. These arrangements require the Corporation to make noncancelable lease payments totaling approximately $10.3 million through 2019 and guarantee indebtedness of approximately $4.5 million as of September 30, 2001. A portion of the lease payments is equivalent to the interest and principal due on the indebtedness. In February 2001, the Corporation entered into an interest rate swap with respect to one of those leases whereby the variable interest rate portion of the indebtedness was effectively converted into debt with a fixed rate of 6.14% per annum. This swap expires on November 1, 2009. The Corporation accounts for the leases and subleases of the manufacturing facility as capital leases. The assets underlying the capital leases are included with the Corporation’s owned property and equipment at September 30, 2001. Property and equipment, net of accumulated depreciation and amortization at September 30, 2001 included approximately $7.2 million related to these capital leases. The related lease obligation is included in the Corporation’s liabilities at September 30, 2001.

     The build-out and validation of the U.S. manufacturing facility has demanded and will continue to demand considerable time and resources. The Corporation is currently utilizing substantially less than full capacity in this building. This operation will likely constrain earnings for the Corporation at least through the fourth quarter of 2001.

     During the nine months ended September 30, 2001 and 2000, the Corporation invested $2.8 million and $5.7 million, respectively, for capital expenditures. These capital expenditures were primarily for additional equipment related to the U.S. manufacturing facility.

     At September 30, 2001, the Corporation had commitments to spend approximately $0.4 million in capital expenditures for leasehold improvements and laboratory equipment, which the Corporation expects to recur on a quarterly basis without regard to the expansion of the manufacturing facility.

     The Corporation expects to continue expanding its operations through internal growth and possible strategic acquisitions. The Corporation expects to fund its growth from existing cash, cash flows from operations, bank borrowings and lease financings. Although the

Corporation has no agreements or arrangements in place with respect to any future acquisition, there may be acquisition or other growth opportunities that require additional external financing, and the Corporation may, from time to time, seek to obtain funds from public or private issuances of equity or debt securities on a strategic basis. There can be no assurances that such financing will be available on terms acceptable to the Corporation.

     Based on its current operating plan, the Corporation believes that available resources and potential capital opportunities are sufficient to meet its foreseeable cash needs.

Borrowings and Credit Facilities

     The Corporation has a mortgage loan of $4.3 million from Bank of America with a maturity date of November 30, 2009 (the Mortgage Loan) that was used to finance the construction of one of its facilities in Rockville, Maryland. In addition to a principal payment of $10,576 per month, the Mortgage Loan bears interest at the London Inter-Bank Offering Rate (LIBOR) plus the applicable LIBOR Rate Additional Percentage (LIBOR Rate Option). The LIBOR Rate Option ranges from 1.0% to 2.15% depending on the Corporation achieving certain funded debt to EBITDA ratios. At September 30, 2001, the applicable interest rate on the Mortgage Loan was 4.81% and the LIBOR Rate Option was 2.15%. At September 30, 2001, approximately $2.3 million was outstanding on the Mortgage Loan.

     In February 2001, the Corporation entered into an interest rate swap whereby the variable interest rate portion of the Mortgage Loan was effectively converted into debt with a fixed rate of 6.14% per annum. This swap expires on November 1, 2009. Amounts paid or received under the interest rate swap are recognized as interest income or expense in the periods in which they accrued and are recorded in the same category as that arising from the Mortgage Loan. The Corporation believes that the effect of the interest rate swap on interest expense was not material for the three and nine months ended June 30, 2001.

     The Corporation has available borrowings up to $2.0 million under a revolving loan agreement with Bank of America. The revolving loan agreement requires monthly interest payments on the unpaid principal. The unpaid principal and all unpaid accrued interest is payable in full on May 31, 2002, and the line of credit expires at that time. Amounts borrowed under the revolving loan agreement bear interest at the LIBOR rate plus the applicable LIBOR Rate Option that ranges from 0.85% to 2.0% depending on the Corporation achieving certain funded debt to EBITDA ratios. During the first nine months of 2001, no amounts were borrowed under this revolving loan agreement.

     All of the Corporation’s agreements with Bank of America are cross collateralized and are secured by a deed of trust on one of the Corporation’s laboratory facilities in Rockville, Maryland. The agreements require the Corporation to comply with financial and restrictive covenants, including fixed charge coverage and funded debt to EBITDA ratios. Specifically:

•	Maintain a ratio of total funded indebtedness to EBITDA not greater than 3.50 to 1.00 as of the end of each fiscal quarter, calculated on the preceding four-quarter period. EBITDA is defined as earnings before interest, taxes, depreciation and amortization.

•	Maintain a fixed charge coverage ratio as of the end of each quarter of at least 1.25 to 1.00. This ratio is determined by dividing EBITDA by the sum of interest expense and current maturities of long-term debt and capital leases.

     At September 30, 2001, the Corporation was in compliance with all covenants under its loan agreements.

     On July 1, 1999, the Corporation received the proceeds of a $3.0 million loan from the Department of Business and Economic Development, a department of the State of Maryland. The Corporation was required to use the proceeds to expand and relocate its activities in Rockville, Maryland. The loan requires quarterly principal payments of $107,143 plus accrued interest and matures on June 30, 2006. The loan bears interest at rates from 0.0% to 7.5% based on the Corporation’s achieving specific employment levels over the next six years. The current interest rate is 0.0%. The terms of the loan contain annual reporting requirements, including the reporting of employment data. At September 30, 2001, approximately $2.0 million was outstanding on the loan.

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, “Business Combinations” (FAS 141) and FAS No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Corporation is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. The initial adoption of this guidance is not anticipated to have a material impact on the Corporation’s results of operations of financial position; however, the guidance may impact the way in which the corporation would account for future transactions. No such future transactions are contemplated at this time.

     In October 2001, the FASB issued FAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” (FAS 144). FAS 144 supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Option No. 30, “Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business”. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The initial adoption of this guidance is not anticipated to have a material impact on the Corporation’s results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

     The Corporation is exposed to market risk from adverse changes in interest rates and foreign currency exchange rates.

Interest Rate Risks

     The Corporation is exposed to interest rate risk primarily through its investments in short-term marketable securities and cash equivalents and its debt agreements. The Corporation’s investment policy calls for investment in short-term, low risk instruments. A rise in interest rates would have an adverse impact on the fair market value of fixed rate securities. If interest rates fall, floating rate securities may generate less interest income. At September 30, 2001, the Corporation did not have any investments in government and governmental agency securities and commercial paper. The Corporation manages its exposure to interest rate risks through investing in securities with maturities of one year or less.

     Additionally, the Corporation is exposed to risk from changes in interest rates as a result of its borrowing activities. At September 30, 2001, the Corporation had total debt, primarily capital lease obligations, of $11.8 million. The Corporation’s debt consists of a mortgage loan with approximately $2.3 million outstanding, a State of Maryland loan with approximately $2.0 million outstanding, and capital lease obligations of approximately $7.5 million outstanding.

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

     The Corporation recorded a net foreign exchange gain as a separate component of equity of $ 0.3 million and a net foreign exchange loss of $ 0.2 million for the three months ended September 30, 2001 and 2000, respectively, and net foreign exchange losses of $25,000 and $ 0.6 million for the nine months ended September 30, 2001 and 2000, respectively. Management does not believe that the Corporation’s exposure to foreign currency rate fluctuations is material.

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

     The Corporation derived approximately 16% and 15% of its revenue for the three months and nine months ended September 30, 2001 and 2000, respectively, from services performed outside of the United States.

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

As of September 30, 2001, the Corporation had used approximately $17.9 million of the net proceeds from its initial public offering toward debt repayment and purchases of laboratory equipment, information systems hardware and software, and interior construction and furnishings of the Corporation’s new U.S. manufacturing facility.

At September 30, 2001, the balance of the net proceeds of the initial public offering was invested in money market funds, pending the purchase of investment grade securities, or in other operating accounts of the Corporation.

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

Dated: November 14, 2001

BioReliance Corporation (Registrant)

	By	/s/ Capers W. McDonald

Capers W. McDonald President and Chief Executive Officer

	By	/s/ John L. Coker

John L. Coker Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)