Form 10-K
period 2001-12-31
BIORELIANCE CORP
filed 2002-04-01
CIK 1036629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ x ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

OR

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-22879

BIORELIANCE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1541583 (I.R.S. Employer Identification Number)

14920 Broschart Road Rockville, Maryland (Address of principal office)	20850 (zip code)

(Registrant’s Telephone Number, Including Area Code): (301) 738-1000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X       No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock held by nonaffiliates of the registrant (based on the closing price of $20.42 as reported on March 1, 2002 on the Nasdaq Stock Market) was approximately 72,571,414. There were 8,406,906 shares of common stock, $ 0.01 par value per share, outstanding as of March 1, 2002.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant’s definitive proxy statement, which the Corporation expects to file with the Securities and Exchange Commission within 120 days after the end of its fiscal year, are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Report.

PART I

ITEM 1. BUSINESS

Overview

     BioReliance Corporation (BioReliance or the Corporation) is a leading contract service organization (CSO) that provides testing and development, and manufacturing services for biologics and other biomedical products to biotechnology and pharmaceutical companies worldwide. Through its testing and development business segment, the Corporation evaluates products to ensure that they are free of disease-causing agents or do not cause adverse effects, characterizes products’ chemical structures, develops formulations for long-term stability and validates purification processes under regulatory guidelines. In its manufacturing business segment, BioReliance develops unique production processes and manufactures biologics on behalf of clients both for use in clinical trials and for the worldwide commercial market.

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

Biologics Development Process

     Under the regulatory system of the United States, the product cycle for new pharmaceuticals is divided into three distinct stages: preclinical development, clinical development and licensed product. The preclinical development stage involves the discovery, characterization, product formulation and biological trials necessary to prepare an Investigational New Drug (IND) exemption application for submission to the FDA. The IND must be acceptable to the FDA before either a biologic or chemical drug can be tested in humans. The second, or clinical stage, of development follows a successful IND submission and involves the activities necessary to demonstrate the safety, tolerability, efficacy and dosage of the active substance in humans, as well as the ability to manufacture the substance in accordance with the FDA’s Good Manufacturing Practices (GMP) regulations. For biologics, data from these activities are compiled in a Product License Application or, if a specified biologic, in a Biologic License Application, and submitted to the Center for Biologics Evaluation and Research (CBER) of the FDA requesting approval to market the product. The third stage, or licensed product (approved product or commercial product) stage, follows FDA approval of the Product License Application or Biologics License Application, and involves the manufacture, distribution and clinical monitoring of the product. The licensed product stage, during which the biologic can be marketed as a product, also involves the development and regulatory approval of product modifications and line extensions of the original product.

Services

     BioReliance provides two broad types of contract services, testing and development services and manufacturing services, each of which spans the product cycle from early preclinical development through licensed production. The only significant CSO services not provided by BioReliance are chronic toxicology studies and human clinical trials management.

     Compared to CSOs specializing in human clinical trials management, BioReliance’s involvement with clients begins at a much earlier stage of product development, most often well before any clinical trials are initiated. In the Corporation’s experience, preclinical services lead to increased business for later stage services, including manufacturing, by providing an entry at the earliest stage of product development. The Corporation provides these services to clients at every stage of product development and manufacture, including in-process testing and final testing of licensed biologics.

Testing and Development Services

     BioReliance provides a broad range of testing and development services. Testing services represent the more mature parts of its business, while development services are a more recent outgrowth of the core testing business.

     Testing Services. The Corporation’s testing services include virus and microbial safety assessments of cell banks used to manufacture biologics, validation of purification processes for clearance of adventitious agents such as viruses, and testing of in-process and final products. The Corporation pioneered biologics testing during the development of the first biologic products, including Genentech’s Activase® and Ortho Pharmaceutical’s Orthoclone OKT®3, in the early 1980s. The Corporation believes that it has a significant share of the current outsourced international market for these services and intends to increase its market share in this rapidly expanding field.

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

     In Vitro Studies. BioReliance conducts a wide array of preclinical biological tests employing primarily in vitro (test tube) approaches to assess toxicological effects of candidate pharmaceuticals. These studies include genetic toxicology assays for the detection of gene mutations, chromosome damage, primary DNA damage and cell transformation. The Corporation is well positioned to provide these services with its experienced scientific staff and state-of-the-art laboratory facilities. BioReliance custom designs its testing batteries and GLP compliant protocols to comply with international guidelines. An additional in vitro service provided by the Corporation is the detection of infectious agents, primarily viral, in laboratory animals used for research purposes by clients worldwide.

     In Vivo and Molecular Studies. BioReliance currently offers several types of in vivo (animal-based) studies, primarily designed to assess product safety during the preclinical stage of product development. A particular area of interest involves the use of transgenic mice to assess potential carcinogenicity of a drug or chemical.

     BioReliance is engaged in a contract sponsored by the National Institute of Environmental Health Sciences (NIEHS) to determine whether tumor formation can be induced by known carcinogens in certain strains of transgenic mice. The advantage of such an approach is to shorten the “in life” portion of long-term carcinogenicity studies from two years to six months.

     Employing its molecular biology expertise from the emerging gene therapy sector, the Corporation has developed a unique assay system in which specialized small animal models are coupled with advanced polymerase chain reaction (PCR) techniques to detect the presence of therapeutic DNA distributed in tissues and organs throughout the body. This specialized biodistribution study is important for gene therapy and other DNA-based products because the “active ingredient” is a genetic element that may have side effects if delivered to sites outside the target area within the body. For developers of DNA-based products, these studies now are required by the FDA prior to the first administration to humans in clinical trials.

     Development Services. In 1995, the Corporation expanded its capabilities to better characterize biologics in anticipation of new FDA regulations and guidelines. These regulations, published in 1996, permit the development and manufacturing processes for specified biologics to be streamlined. This expansion into development services was an outgrowth of the Corporation’s testing business and includes the analytical services and validation services described below.

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

Formulation Development, Product Stability and Consistency Testing. The Corporation’s development services include the full spectrum of formulation development, stability testing and consistency testing services. Biologics are extremely sensitive to their immediate environment, and a suitable, stable formulation must be developed so that the product can be administered in active form to patients. The structural uniqueness of each product demands its own formulation — a poor formulation can reduce therapeutic effect during clinical trials. The formulation also plays a key role in the stability of the product. Typically, several candidate formulations are developed and the relative product stability is compared for each formulation over an extended period of time (usually months to years) under a variety of conditions (temperature and humidity, for example). The product’s stability is measured by the same validated analytical techniques that are used to assess the product’s structural integrity on a lot-by-lot basis. The goal is a formulation in which the product remains active through final packaging, inventory storage, distribution to clinical or pharmaceutical sites and administration to patients. One of the major impacts of a successful formulation will be to extend the shelf-life of a biologic — an extended shelf-life can have a significantly positive economic impact for the client. Finally, the FDA requires that the product maintain its structural identity and activity from lot-to-lot throughout the product’s commercial lifetime.

Purification Process Validation. BioReliance validates client purification processes to determine the capability of the process for clearance (removal or inactivation) of certain biological agents and impurities such as viruses, mycoplasma, DNA and TSE agents such as BSE. The client typically conducts a small-scale version of its purification process at the Corporation’s facilities. A biologic product will not be licensed if these studies are not performed. BioReliance has the capacity to perform large studies (for example, studies involving multiple purification steps and simultaneous testing with multiple biological agents), and the Corporation has dedicated laboratory suites for the performance of these studies in the United States and Europe.

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

Manufacturing Services

     BioReliance’s manufacturing services currently include both viral production and microbial fermentation. The Corporation has been providing services in viral production since 1993 when it formed its Phase I/II manufacturing department in the United States. The rapid progress of gene therapy products into Phase I/II human clinical trials and the emergence of viral cancer therapies have fueled the growth of manufacturing revenue for the Corporation from viral production services from 1993 to the present. The Corporation began manufacturing microbial products in 1996 with its acquisition of

BIOMEVA GmbH (BIOMEVA, now known as BioReliance Manufacturing GmbH), a contract manufacturer of microbial products located in Heidelberg, Germany.

Production and Production Development. Generally, biologics are manufactured either by genetically altered mammalian cells (if the molecular structure is complex) or genetically altered microbial cells (if the molecular structure is relatively less complex). BioReliance offers mammalian cell culture services to developers of viral-based products, particularly viral vaccines, gene therapies and cancer oncolytics. In 1988, the Corporation began pioneering assays to support the development of gene therapy products. Building on this early testing capability, in 1993 the Corporation established an independent contract manufacturing service for companies and research institutes developing gene therapies, which it believes was the first of its kind. This expanded manufacturing service drew upon the Corporation’s many years of experience in viral testing and small scale manufacturing. BioReliance now has GMP-compliant viral manufacturing laboratories in Rockville, Maryland and Stirling, Scotland (U.K.). Combined, these facilities have manufactured more than 140 lots of human clinical trial material for clinical investigation in the United States, Europe and Japan. The Corporation has specific experience in manufacturing retroviruses, adenoviruses, herpes viruses, other viruses and cells as tumor vaccines. The early-stage nature of these therapies demands that specific production techniques are developed for each product, much the same as with other biologic products. BioReliance offers these production development services as part of its manufacturing “package” to clients.

     In October 2000, the Corporation commissioned its large-scale manufacturing facility located in Rockville, Maryland in close proximity to other U.S. operations. The Corporation initiated pilot services in this facility in May 2000 and began offering GMP bulk manufacturing services in October 2000. The operation of this facility supports the development and manufacture of viral gene therapy products and viral vaccines, derived from mammalian cell culture. The facility is staffed by qualified scientific and management employees involved in process development, manufacturing and quality oversight. The facility contains qualified biopharmaceutical systems and equipment used to support large-scale manufacture of biologics for late-stage clinical trials. These systems include those designed to supply high purity steam, water and air for product manufacture.

     Currently, the Corporation’s manufacturing clients in the most advanced stage of clinical development are engaged in Phase II clinical trials. However, the Corporation’s manufacturing capacities are at the 100 liter per lot size — more than sufficient for many Phase II or III viral therapy trials. As more gene therapy and other viral products reach Phase III and the market, and their manufacturing requires scales beyond 100 liters, the Corporation may construct appropriate facilities according to market demand.

     The Corporation operates a manufacturing subsidiary, BioReliance Manufacturing GmbH, in Heidelberg, Germany. The Corporation acquired this operation in 1996, and it offers GMP-compliant contract fermentation services for recombinant and natural microorganisms, with bioreactor working volumes up to 1,000 liters. These microbial fermentation capabilities allow BioReliance to provide manufacturing services to companies developing therapeutic protein or protein fragments expressed in non-pathogenic bacterial systems. Besides manufacturing, BioReliance Manufacturing GmbH offers scale-up and development for production processes and provides analytical testing of proteins and other biologics.

     Purification and Purification Development. Both U.S. and German operations provide purification services for production clients. Similar to production services, purification techniques must be developed on a product-by-product basis. BioReliance has developed GMP-compliant chromatographic-

based techniques for the large-scale purification of viruses that will be necessary as emerging gene therapy and other viral products progress to Phase III clinical trials.

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

Backlog

     The Corporation’s backlog was approximately $15 million as of December 31, 2001, of which approximately $9 million related to the testing and development segment and $6 million related to the manufacturing segment. Backlog consists of anticipated revenue from signed agreements for orders with a readily ascertainable price that are not anticipated to be performed immediately upon receipt. Orders can be cancelled, reduced in scope or delayed at any time by the client before any revenue is recorded due to changes in the client’s development and regulatory plans. Delayed contracts remain in our backlog until the client decides whether to continue, modify or cancel the project. Moreover, the scope of a contract can change over the course of a project. In addition, some orders are for work to be performed weeks or months in the future and revenue from such orders may not be recorded until a year or more after the order is received, particularly orders for manufacturing services. Conversely, due to the nature of some of our biologic testing contracts, a substantial portion of the Corporation’s revenue is derived from work performed immediately upon receipt of the order and the related test articles and, therefore, is not included in backlog. For these reasons, management believes that backlog is not a meaningful indicator of the Corporation’s future results. We cannot provide assurance that we will be able to realize all or any part of the revenue included in the Corporation’s backlog.

Customers

     The Corporation’s customers are primarily large biotechnology and pharmaceutical companies and government agencies. The Corporation has derived its revenues from commercial and government customers as follows:

Year	Commercial	Government

1999	89.2%	10.8%
2000	89.9%	10.1%
2001	87.2%	12.8%

     During 2001, no one customer (other than the U.S. government) accounted for more than 10% of the Corporation’s total revenues. One customer, a government contractor, accounted for 12% of the revenue of the Corporation’s manufacturing segment during 2001. The work performed for this customer was under a government subcontract. No one customer accounted for more than 10% of the revenue of the Corporation’s testing and development segment during 2001. In the past, the Corporation derived a significant portion of this revenue from government contracts that had been set aside for award to small businesses as defined under government regulations. The Corporation is no longer eligible for small business set-aside contracts and grants.

Government Regulation

     During 1996, the FDA introduced new approaches to the regulation of biologics that benefit BioReliance and many of its clients. The FDA has published a list of “specified” biologic products that are eligible for new guidelines reducing the complexity of the licensing process. The list of specified products includes most of the biologics now under development by pharmaceutical and biotechnology companies; namely, therapeutic monoclonal antibodies, therapeutic recombinant DNA (protein) products, synthetic therapeutic peptides of 40 or fewer amino acids, and synthetic plasmid nucleic acid therapeutics. The FDA recognizes that reliable bioanalytical techniques now are available that enable accurate characterization of these structurally complex products. Specified biologics for which bioanalytical techniques have been developed, validated and accepted by the FDA are often termed “well-characterized” products.

     Biologics developers now have more flexibility in engaging independent contract suppliers for each portion of the manufacturing process, so long as they ensure that each contract manufacturer employed meets manufacturing compliance requirements. In addition, the FDA no longer requires an “Establishment License” for a facility designated for the production of a specified product. Under prior regulations, the large-scale facility necessary for licensed production was needed prior to product approval. The current approach enables the use of a smaller, pilot-scale facility owned by the developer or a contract manufacturer for the production of clinical trials materials, including those for pivotal Phase III trials and for licensed products. BioReliance believes that developers of biologics will pursue CSOs that understand these new guidelines and can provide the full range of services to support the proper characterization and documentation for biologics.

     The services performed by BioReliance are subject to various regulatory requirements designed to ensure the safety, effectiveness, quality and integrity of pharmaceutical products, primarily under the Federal Food, Drug and Cosmetic Act and associated GLP and GMP regulations which are administered by the FDA in accordance with current industry standards. These regulations apply to all phases of drug development, testing, manufacturing and record keeping, including personnel, facilities, equipment, control of materials, processes and laboratories, packaging, labeling, storage and distribution. Noncompliance with GLPs or GMPs by the Corporation in a project could result in disqualification of data collected by the Corporation in the project. Material violation of GLP or GMP requirements could result in additional regulatory sanctions, imposition of fines, and in severe cases could result in a mandated closing of the Corporation’s facilities, which could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

     To help assure compliance with applicable regulations, BioReliance has established quality assurance units at its facilities that monitor ongoing compliance by auditing test data and regularly inspecting facilities, procedures and other GLP and GMP compliance parameters. In addition, FDA regulations and guidelines, serve as a basis for the Corporation’s standard operating procedures. Despite these efforts, the nature and extensive scope of the applicable regulatory requirements mean that the risk of regulatory citation or action by the FDA cannot be completely eliminated. In addition, the Corporation’s facilities are inspected from time to time by the FDA or other governmental agencies, and operations at these facilities could be interrupted or halted for lengthy periods of time if such inspections prove unsatisfactory.

     Certain of the Corporation’s development and testing activities are subject to the Controlled Substances Act, administered by the Drug Enforcement Agency (DEA), which regulates strictly all narcotic and habit-forming substances. The Corporation maintains restricted-access facilities and heightened control procedures for projects involving such substances due to the level of security and other controls required by the DEA.

     Additionally, the Corporation’s business involves the controlled storage, use and disposal of hazardous materials and biological hazardous materials, and is therefore subject to numerous federal, state, local and foreign environmental regulations governing the use, storage, handling and disposal of these materials. Although the Corporation believes that its safety procedures for handling and disposing of these hazardous materials comply in all material respects with the standards prescribed by law and regulation, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. BioReliance maintains liability insurance for some environmental risks that management believes to be appropriate and in accordance with industry practice. However, the Corporation may not be able to maintain this insurance in the future on acceptable terms. In the event of an accident, the Corporation could be held liable for damages that are in excess or outside of the scope of our insurance coverage.

Competition

     The CSO industry is highly fragmented, with many providers ranging in size from one person consulting firms to full-service global drug development corporations. BioReliance primarily competes with in-house research and development departments of biopharmaceutical companies, universities and medical centers, in addition to other CSOs. Some of these other CSOs possess substantially greater capital and technical resources than the Corporation. The Corporation’s primary service competitors are different in each of its service areas. For testing and development services, its primary competitors are aaiPharma Inc., Charles River Laboratories, Inc., Covance Inc., Inveresk Research International Ltd., Q-One Biotech Ltd. and SRI International; and for manufacturing services, DSM Biologics Holding Inc., Molecular Medicine, Inc. and Q-One Biotech Ltd.

     The industry has begun to consolidate as a result of competitive pressures. This trend is likely to produce increased competition among the larger competitors for both clients and acquisition candidates. In addition, the service industry has attracted the attention of the investment community, which could lead to heightened competition by increasing the availability of financial resources. Increased consolidation may lead to price and other forms of competition, which may affect the Corporation’s margins. The Corporation believes the principal competitive factors in its business are scientific expertise, technological advancements, reputation, regulatory experience, international presence and the ability to offer a comprehensive range of biologics testing, development and manufacturing services.

Information Systems

     Digital information systems are an important component of the Corporation’s technological leadership. The Corporation believes that superior information systems are essential to expanding its operations and to providing innovative services to clients, for timely, accurate reporting and project monitoring.

     BioReliance has made significant investments in its information systems and personnel, in both the United States and Europe, to maximize its relationships with its clients. Those investments have included state-of-the-art hardware and software that maximize compatibility and integration internally and with the Corporation’s clients, and an Oracle enterprise application suite of modules as the software foundation for its business.

     The FDA has become increasingly sophisticated with respect to information systems and the integrity of all forms of data incorporated into regulatory submissions. Correspondingly, BioReliance strives to be at the forefront of nonclinical testing laboratories in validation of hardware and software systems.

Insurance

     BioReliance maintains product liability and professional errors and omissions liability insurance, providing $13 million in coverage on a claims-made basis. In addition, in certain circumstances the Corporation seeks to manage its liability risk through contractual provisions with clients requiring the Corporation to be indemnified by the client or covered by clients’ product liability insurance. In addition, in certain types of engagements, the Corporation seeks to limit contractual liability to its clients, most commonly to the amount of fees received by the Corporation. The contractual arrangements are subject to negotiation with clients and the terms and scope of such indemnification, liability limitation and insurance coverage vary from client to client and from project to project. Although many of the Corporation’s clients are large, well-capitalized companies, the financial performance of their indemnities, if any, is not secured. Therefore, BioReliance bears the risk that the indemnifying party may not have the financial ability to fulfill its indemnification obligations or that liability would exceed the amount of applicable insurance. In addition, the Corporation could be held liable for errors and omissions in connection with the services it performs.

Employees

     At December 31, 2001 the Corporation had 556 full-time equivalent employees, of whom 313 were employed in testing and development services and 60 were employed in manufacturing services, with the remainder employed in general and administrative roles. The Corporation believes that its relations with its employees are good. None of the Corporation’s employees is represented by a collective bargaining agreement.

ITEM 2. PROPERTIES

     BioReliance’s corporate headquarters are located in Rockville, Maryland. In addition to its headquarters building, the Corporation occupies five other facilities in Rockville, Maryland, providing approximately 210,000 square feet of operational, manufacturing and administrative space. BioReliance uses its headquarters facility and three of its other buildings for testing, development, warehousing and administrative space. A fifth facility is used for both testing and Phase I/II manufacturing. The sixth facility, which became operational during 2000, is a Phase III and commercial manufacturing services facility with approximately 58,000 square feet of production and administrative space. To date, 35,000 square feet of this facility are completed and in service. Of the Corporation’s six facilities, one facility is owned, four are leased under operating leases, and the sixth facility is leased under a capital lease.

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

     The Corporation believes that its existing facilities are adequate to meet its current requirements and that suitable space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

     The Corporation from time to time may be involved in various claims and legal proceedings arising in the ordinary course of business. The Corporation does not believe that any such claims or proceedings, individually or in the aggregate, would have a material adverse effect on the Corporation’s financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the stockholders of the Corporation during the quarter ended December 31, 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price

     The Corporation’s common stock is traded on the Nasdaq Stock Market under the symbol “BREL.” The following table presents, for the periods indicated, the high and low sale prices per share of common stock as reported by the Nasdaq Stock Market.

Quarter Ended	High	Low

December 31, 2001	$39.00	$11.35
September 30, 2001	$15.10	$10.95
June 30, 2001	$13.75	$10.31
March 31, 2001	$16.75	$9.75
December 31, 2000	$15.50	$11.25
September 30, 2000	$15.00	$5.00
June 30, 2000	$5.63	$4.25
March 31, 2000	$10.88	$5.00

Number of Stockholders

     As of February 28, 2002, there were approximately 187 holders of record of the Corporation’s common stock. Based on a review of its nominee account listings, the Corporation estimates that there are approximately 669 beneficial owners of the Corporation’s common stock.

Dividends

     The Corporation has never declared or paid any cash dividends on its common stock, and the Corporation’s existing credit facility prohibits the payment of dividends without the prior consent of the lender. The Corporation does not anticipate paying any cash dividends in the foreseeable future and intends to retain future earnings for the development and expansion of its business.

     Use of Proceeds – Initial Public Offering

     During 1997, the Corporation received $32.2 million net proceeds from the initial public offering. The common stock sold in the initial public offering was registered on registration statement no. 333-25071, which became effective on July 28, 1997. As of December 31, 2001, the Corporation had used approximately $17.9 million of the net proceeds from the Corporation’s initial public offering toward planning and construction for manufacturing expansion, purchases of laboratory equipment and information systems hardware and software, and debt repayment.

     At December 31, 2001, $14.3 million of the net proceeds from the initial public offering was invested in money market funds.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below for the five years ended December 31, 2001 has been derived from the Corporation’s consolidated financial statements audited by PricewaterhouseCoopers LLP, independent accountants. The selected consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Corporation’s audited consolidated financial statements and related notes appearing elsewhere in this Report on Form 10-K.

	Year Ended December 31,

	1997	1998	1999	2000	2001

	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$47,949	$50,017	$47,192	$55,894	$69,661

Cost of sales	29,452	29,738	31,056	37,080	44,304
Selling, general and administrative expenses	10,093	13,627	16,126	15,200	16,116
Research and development expenses	1,393	1,438	1,306	1,414	1,189

Total expenses	40,938	44,803	48,488	53,694	61,609

Income (loss) from operations	7,011	5,214	(1,296)	2,200	8,052
Interest and other expenses (income), net	(67)	(842)	(161)	104	115

Income (loss) before income taxes	7,078	6,056	(1,135)	2,096	7,937
Provision for (benefit from) income taxes	2,974	2,354	(145)	880	2,042

Net income (loss)	$4,104	$3,702	$(990)	$1,216	$5,895

Net income (loss) per share:
Basic	$1.19	$0.48	$(0.13)	$0.15	$0.72

Diluted	$0.60	$0.45	$(0.13)	$0.15	$0.68

Weighted-average common stock outstanding	3,458	7,791	7,886	8,072	8,233

Weighted-average common and common equivalent shares outstanding (1)	6,833	8,233	7,886	8,324	8,683

	As of December 31,

	1997	1998	1999	2000	2001

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$33,781	$27,097	$18,764	$16,662	$27,536
Working capital	38,213	36,031	26,741	25,210	31,446
Total assets	68,819	77,287	78,941	79,674	92,137
Long-term debt	5,434	7,914	12,546	11,602	10,977
Stockholders’ equity	49,899	54,035	52,536	53,721	60,988

(1)	The weighted average common stock outstanding has been reduced by the potential dilution that could occur if stock options were exercised or converted into common stock. See Note 9 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, which generally are not historical in nature, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or similar words or phrases. Forward-looking statements in this Annual Report on Form 10-K include, among others, statements regarding:

•	the anticipated growth of revenue and improvement in profit margins,

•	the Corporation’s ability to use additional capacity in its manufacturing facility, or to expand its manufacturing capacity,

•	the anticipated decrease in research and development expenses,

•	the anticipated increase selling, general and administrative expenses and hiring of new employees,

•	the amount and impact of a change in tax rates,

•	the Corporation’s ability to fund its operations during 2002 with cash flows from operations and its line of credit, and

•	the Corporation’s expansion plans.

     Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by BioReliance with the Securities and Exchange Commission, including in its previously-filed Forms 10-K and 10-Q, and include, but are not limited to, those included in “Risk Factors,” which begins below at page 35.

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

     The following discussion and analysis of the Corporation’s financial condition and results of operations should be read in conjunction with the Corporation’s consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

     The Corporation is a leading contract service organization (CSO) that provides testing and development, and manufacturing services for biologics and other biomedical products to biotechnology and pharmaceutical companies worldwide.

     The Corporation follows Statement of Financial Accounting Standards No. 131 (SFAS 131), “Disclosures About Segments of an Enterprise and Related Information.” Under SFAS 131, the Corporation reports the results of two operating segments: testing and development services and manufacturing services. The Corporation evaluates the performance of these operating segments based on revenue and gross profit. The Corporation also reports separately the results of its U.S. operations and European operations.

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

     Clients generally are invoiced either as work is completed or, for contracts in excess of $70,000, with a payment at the commencement of the services and progress payments based on defined milestones. Contracts may be terminated for a variety of reasons, including the client’s decision to forego a particular study or to cancel or delay particular product development program, the failure of a clinical trial or unexpected or undesired results of product testing, or by the government for convenience. Generally, service contracts may be canceled by the client upon notice, with a partial charge commensurate with the percentage of work completed at the time of cancellation.

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

Critical Accounting Policies

     The Corporation’s critical accounting policies are listed below. These policies are particularly important to the portrayal of the Corporation’s financial position and its results of operations and require management’s significant judgment. As a result, they are subject to an inherent degree of uncertainty.

Revenue Recognition

We recognize revenue from commercial contracts, which are principally fixed-price or fixed-rate, and record it predominantly using a percentage-of-completion method, except for services that are generally completed within three days which are accounted for using the completed-contract method. We determine percentage-of-completion over time using total project costs as a cost input measure. The percentage of completion may be affected by future events, including delays caused by laboratory interruptions, client-mandated changes and the unpredictability of biological processes. Accordingly, the Corporation undertakes a review process to determine that recorded revenue represents the actual percentage of completion in all material respects.

Revenue recorded under the percentage of completion method for projects in process is not intended to and does not necessarily represent the amount of revenue that could be recovered from the client if any project were cancelled or failed. The Corporation undertakes a review of unbilled accounts receivable from customers to determine that such amounts are expected to become billable and collectible in all material respects.

Revenue recognized from government contracts, which are principally cost-plus-fixed-fee, is recognized in an amount equal to reimbursable costs plus a pro-rata portion of the earned fee. Losses are provided for at the time at which they become known.

Income Taxes

We follow Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). Under the asset and liability method of SFAS 109, deferred income taxes are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities by applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. We provide valuation allowances if it is anticipated that some or all of a deferred tax asset may not be realized.

Foreign Currency Translation

We measure the accounts of foreign subsidiaries using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at period-end exchange rates, and income and expense accounts are translated at average monthly exchange rates. Net gains and losses resulting from such translations are excluded from net income (loss) and are accumulated in a separate component of stockholders’ equity. Gains or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The Corporation’s accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements.

Results of Operations

(Dollars in tables are in thousands)

     For the year ended December 31, 2001, the Corporation had gross revenue of $69.7 million, and increase of 25% over gross revenue of $55.9 million for the year ended December 31, 2000. Earnings per share for 2001 were $0.68 (diluted), compared with $0.15 (diluted) in 2000.

Year ended December 31, 2000 compared with year ended December 31, 2001

     Gross Revenue by Segment

     The following table shows a comparison of revenue by operational segment for the years ended December 31, 2000 and 2001:

	Years Ended
	December 31,

	2000	2001	% Change

Testing and Development	$50,397	$58,949	17%
Manufacturing	5,497	10,712	95%

Total	$55,894	$69,661	25%

     The increase in testing and development revenue for the year ended December 31, 2001 is primarily due to the continued increase in the rate of new orders in both the U.S. and Europe. The increase in U.S. testing and development revenue resulted from increases in biosafety testing services and toxicology services, partially offset by a decrease in revenue in analytical services. The increase in European testing and development revenue was driven by increases in revenue generated in all major service areas.

     The increase in manufacturing revenue in 2001 is attributable to increases in both U.S. and European manufacturing revenue. The U.S. increase is primarily attributable to an increase in orders for Phase III (large scale) manufacturing services, and strong performance under existing contracts for Phase I/II (small scale) manufacturing services. Project delays resulting from client requests for additional process development and regulatory issues offset some of the increase in U.S. manufacturing revenue in 2001.

     Price increases did not provide a significant portion of the revenue increases in either of the Corporation’s business segments.

     Approximately 36.7% of U.S. manufacturing revenue for 2001 resulted from work performed under the Corporation’s major smallpox vaccine contracts. Work under these contracts is subject to government and prime contractor-issued task orders, contract amendments and potential expansion and acceleration; thus, the related revenues cannot be predicted with certainty. As with all government contracts, these contracts are subject to termination by the government at any time.

     The following table shows a comparison of revenue by geographic region for the years ended December 31, 2000 and 2001:

	Years Ended
	December 31,

	2000	2001	% Change

United States	$47,824	$58,184	22%
Europe	8,070	11,477	42%

Total	$55,894	$69,661	25%

     The increase in revenue generated in the United States for the year ended December 31, 2001 resulted from increases in orders, which fueled increased revenue for both the testing and development and manufacturing segments.

     The increase in revenue generated in Europe for the year ended December 31, 2001 reflects ratable increases in revenue generated from all sectors: U.K. testing and development services, U.K. manufacturing services and German manufacturing services.

     The Corporation expects that testing and development revenue will continue to increase in the foreseeable future, and it expects that manufacturing revenue in the U.S. will increase with the Corporation’s new vaccine contracts, but there can be no assurance that such expectations will prove to be correct. The Company is planning for laboratory expansions that would become available to meet anticipated growth in the U.S. and Europe. German manufacturing services are currently running near capacity, and, therefore, further revenue growth in that facility will likely be modest, if at all, for the next year. These expectations could be adversely affected by factors noted in the cautionary statements on page 17 and the risk factors beginning on page 35.

     Gross Profit

     The following table compares gross profit and gross margin by operational segment for the years ended December 31, 2000 and 2001:

	Years Ended
	December 31,

	2000	2001	% Change

Testing and Development
Gross Profit	$20,677	$26,814	30%
Gross Margin	41%	45%
Manufacturing
Gross Profit	(1,863)	(1,457)	22%
Gross Margin	(34%)	(14%)
Totals

Gross Profit	$18,814	$25,357	35%

Gross Margin	34%	36%

     The increase in testing and development gross margins for the year ended December 31, 2001 was driven by increased gross profit generated in both the U.S. and the U.K. Increased revenue was only partially offset by an increase in variable costs relating to labor and direct materials.

     The improvement in manufacturing gross margins for the year ended December 31, 2001 is related to an increase in the gross profit generated in Europe, partially offset by an increase in losses generated in the U.S. The losses generated in the U.S. increased due to increased costs for labor, direct materials and capacity costs related to the U.S. manufacturing facility, only partially offset by an increase in revenue. Future revenue growth is expected to exceed cost increases related to the U.S. manufacturing facility, thereby improving gross margins. However, the build-out and validation of the U.S. manufacturing facility has demanded and will continue to demand considerable time and resources, and there are high fixed costs related to the facility. The Corporation is utilizing substantially less than full capacity in this facility. This facility will likely constrain earnings for the Corporation at least for the foreseeable future. Management cannot predict when, if ever, the facility will generate positive cash flow. Without the results of operations of this facility, consolidated gross margins would have been 44% for the year ended December 31, 2001, as compared to 38% for the year ended December 31, 2000.

     The following table compares gross profit and gross margin by geographic region for the years ended December 31, 2000 and 2001:

	Years Ended
	December 31,

	2000	2001	% Change

United States
Gross Profit	$15,511	$20,035	29%
Gross Margin	32%	34%
Europe
Gross Profit	3,303	5,322	61%
Gross Margin	41%	46%
Totals

Gross Profit	$18,814	$25,357	35%

Gross Margin	34%	36%

     The increase in U.S. gross margins for the year ended December 31, 2001 resulted from increased revenue in both the testing and development and manufacturing segments, only partially offset by increased cost of sales related to the U.S. manufacturing facility, discussed above, and the increased cost of sales resulting from the cost of labor and materials for the testing and development segment. Without the results of operations of the U.S. manufacturing facility, U.S. gross margins would have been 43% for the year ended December 31, 2001, as compared to 38% for the year ended December 31, 2000.

     The improvement in European gross margins for the year ended December 31, 2001 is primarily attributable to increased profit generated by both the testing and development and manufacturing segments, resulting from continued efficient utilization of capacity and higher revenue.

     The Corporation expects margins in the testing and development segment, both in the U.S. and Europe, to improve slightly with economies of scale in the foreseeable future. These projected improvements could be adversely affected by factors noted in the cautionary statements on page 17 and the risk factors beginning on page 35.

     Operating Expenses

     The following table shows a comparison of operating expenses, other than cost of sales, for the years ended December 31, 2000 and 2001:

	Years Ended
	December 31,

	2000	2001	% Change

Selling, General and Administrative	$15,200	$16,116	6%
Research and Development	1,414	1,189	(16%)

Total	$16,614	$17,305	4%

     The increase in selling, general and administrative expenses for the year ended December 31, 2001 is due primarily to an increase in labor and selling expenses, partially offset by a decrease in the provision for bad debt expense. Labor costs increased as we added new employees to fill administrative positions and as we recorded a higher expense for compensation programs based on corporate and divisional unit performances. The increases in labor costs were largely offset by favorable adjustments, which are not expected to recur. The increase in selling, general and administrative expense in 2001 over 2000 would have been greater, but for several non-recurring items included in selling, general and administrative expenses for 2000. These non-recurring items were restructuring charges related to the Corporation's German manufacturing facility and consulting fees paid to two members of the Corporation's Board of Directors during 2000. Selling, general and administrative expenses are expected to increase as the Corporation hires additional administrative staff, implements additional client-oriented applications for its information systems and makes additional investments for technical sales support and its marketing infrastructure.

     As a percentage of revenue, selling, general and administrative expenses decreased to 23% for the year ended December 31, 2001 from 27% for the year ended December 31, 2000. The decrease is attributable to the success of the Corporation’s continuing cost management and efficiency programs and the increases in total revenue.

     Research and development expenses represent the investment of internal resources to develop new methods and tests to support the Corporation’s services. The decrease in these expenses is related to a shift in the corporate priorities from undertaking longer-term research projects to the development of tests that can be delivered to clients in a relatively shorter period. The Corporation expects these expenses to continue to decrease as it refocuses its research and development on shorter-term projects, the results of which are expected to result in greater efficiency in future periods.

     Income Taxes and Other Expenses

     The following table shows a comparison of non-operating expenses for the years ended December 31, 2000 and 2001:

	Three Months Ended
	December 31,

	2000	2001	% Change

Net Interest and Other Expense	$104	$115	11%

Income Taxes
Provision	$880	$2,042	132%
Effective Rate	42%	26%

     The increase in net interest and other expense for the year ended December 31, 2001 reflects a decrease in interest income, only partially offset by a decrease in other expense. Interest expense remained relatively constant. The decrease in interest income is a result of the decrease in interest rates. Interest expense was affected by a decrease in the Corporation’s capital lease obligations and a decrease in the interest rates, partially offset by increased interest expense resulting from the discontinuation of the capitalization of interest related to the U.S. manufacturing facility in 2000. The decrease in other expense is primarily attributable to other income derived from two State of Maryland grants.

     The decrease in the effective tax rate for the year ended December 31, 2001 is a result of tax credits and carryforwards, which the Corporation utilized in 2001. The Corporation expects tax rates in 2002 to revert to levels less than but more in line with the Corporation’s historical rates in the approximate range of 36%-37%. Since the Corporation has international operations, its effective tax rate may vary from year to year due to changes in the distribution of its pre-tax earnings and the change in estimated annual income.

     On October 1, 2001, the Corporation effected a tax-free plan of reorganization. In the reorganization, BioReliance Testing and Development, Inc., a subsidiary of BioReliance Corporation, merged into BioReliance Manufacturing, Inc., also a subsidiary of BioReliance Corporation. After the merger, BioReliance Manufacturing, Inc. contributed a portion of its assets and liabilities to a newly-formed limited liability company (LLC), BioReliance Testing and Development, LLC. BioReliance Manufacturing, Inc. then merged into BioReliance Viral Manufacturing, Inc., also a subsidiary of BioReliance Corporation. After the merger, BioReliance Viral Manufacturing contributed a portion of its assets and liabilities (formerly the assets and liabilities of BioReliance Manufacturing, Inc.) to another newly-formed company, BioReliance Manufacturing, LLC. The reorganization was undertaken to streamline the Corporation’s tax structure and will result in reduced administrative filings and reporting responsibilities.

Year ended December 31, 1999 compared with year ended December 31, 2000

     The following table shows a comparison of revenue by operational segment for the years ended December 31, 1999 and 2000:

	Years Ended
	December 31,

	1999	2000	% Change

Testing and Development	$43,328	$50,397	16%
Manufacturing	3,864	5,497	42%

Total	$47,192	$55,894	18%

     The increase in testing and development revenue in 2000 was attributed primarily to increased orders in both the U.S. and Europe. The increase in U.S. testing and development revenue resulted from increases in biosafety testing services and analytical services. The increase in European testing and development was attributable to an increase in revenues generated in the U.K., partially offset by a decrease in revenues generated in Germany. The Corporation benefited from the establishment of new client relationships as well as the strengthening of existing relationships in these areas. Price increases did not provide a highly significant portion of the revenue increases in either of the Corporation’s business segments.

     The increase in manufacturing revenues in 2000 was the result of significant increases in Europe and, to a lesser extent, an increase in the U.S. The U.S. increase is primarily attributable to an increase in manufacturing revenue for both Phase I/II and Phase III services. The increase in Phase III manufacturing revenue was a result of the Corporation’s opening of its new manufacturing facility during 2000. Project delays resulting from requirements for additional process development and other client decisions, prior to completion of work, adversely affected U.S. manufacturing revenue in the second half of the year.

     During the third quarter of 2000, BioReliance announced its selection as the principal provider of manufacturing services for a smallpox vaccine for military purposes and, separately, a teaming agreement to provide large-scale manufacturing services for a new smallpox vaccine to create a national civil defense stockpile. During the fourth quarter of 2000, the Corporation announced that it was awarded a contract for the development and production of viral vectors to be used to test novel gene therapies. These contracts have terms of up to 20 years. Like all government contracts, these contracts are subject to termination by the government at any time.

     The following table shows a comparison of revenue by geographic region for the years ended December 31, 1999 and 2000:

	Years Ended
	December 31,

	1999	2000	% Change

United States	$40,818	$47,824	17%
Europe	6,374	8,070	27%

Total	$47,192	$55,894	18%

     The increase in revenue generated in the United States for the year ended December 31, 2000 resulted from an increase in orders in both the testing and development and manufacturing segments. This was achieved in part by having a full complement of account managers both in the U.S. and Europe. U.S. testing and development revenue was positively impacted by increased revenue generated in its toxicology and biosafety laboratories. The increase in manufacturing revenue can be attributed to growth in orders and the resultant revenue for both Phase I/II and Phase III services. Price increases did not provide a highly significant portion of the revenue increases in either of the Corporation’s geographic regions.

     The increase in revenue generated in Europe for the year ended December 31, 2000 reflected increases in both the testing and development and manufacturing revenue. The increase in testing and development revenue generated in Europe for year ended December 31, 2000 was related to an increase in testing and development revenue generated in the U.K., partially offset by a decrease in testing and development revenue in Germany. During the second quarter of 2000, the Corporation began the consolidation of German testing and development services into its Stirling, Scotland (U.K.) operations. European manufacturing revenue also increased in 2000, as the Corporation benefited from a strong performance from its manufacturing services in Germany.

     The following table compares gross profit and gross margin by operational segment for the years ended December 31, 1999 and 2000:

	Years Ended
	December 31,

	1999	2000	% Change

Testing and Development
Gross Profit	$17,398	$20,677	19%
Gross Margin	40%	41%
Manufacturing
Gross Profit	(1,262)	(1,863)	(48%)
Gross Margin	(33%)	(34%)
Totals

Gross Profit	$16,136	$18,814	17%

Gross Margin	34%	34%

     The increase in testing and development gross margin for the year ended December 31, 2000 can be attributed to increased gross profit generated in both the U.S. and Europe. The increase was partially offset by increases in costs for labor, fringe benefits, direct materials, depreciation and non-recurring subcontracting costs related to one development project.

     The decrease in margins generated by manufacturing services was related to an increase in losses generated in U.S. manufacturing partially offset by an increase in the gross profit generated in Europe. Gross profit decreased as a result of increased costs for labor, fringe benefits, direct materials and capacity costs related to the new U.S. manufacturing facility.

     The following table compares gross profit and gross margin by geographic region for the years ended December 31, 1999 and 2000:

	Years Ended
	December 31,

	1999	2000	% Change

United States
Gross Profit	$14,544	$15,511	7%
Gross Margin	36%	32%
Europe
Gross Profit	1,592	3,303	107%
Gross Margin	25%	41%
Totals

Gross Profit	$16,136	$18,814	17%

Gross Margin	34%	34%

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

     The following table shows a comparison of operating expenses, other than cost of sales, for the years ended December 31, 1999 and 2000:

	Years Ended
	December 31,

	1999	2000	% Change

Selling, General and Administrative	$16,126	$15,200	( 6%)
Research and Development	1,306	1,414	8%

Total	$17,432	$16,614	(5%)

     The decrease in selling, general and administrative expenses for the year ended December 31, 2000 was due primarily to a decrease in labor and fringe costs due to fewer administrative employees and a decrease in the provision for bad debt expense, partially offset by an increase in consulting expenses. Bad debt expense decreased because of an improvement in the accounts receivable aging resulting from improved and enhanced collection efforts in 2000. The decrease was partially offset by restructuring expenses of $0.2 million related to the consolidation of testing and development operations in Germany with U.K. operations and consulting fees.

     Research and development expenses represent the investment of internal resources to develop new methods and tests to support the Corporation’s services.

     The following table shows a comparison of non-operating expenses for the years ended December 31, 1999 and 2000:

	Three Months Ended
	December 31,

	1999	2000	% Change

Other Expense (Income)	$(161)	$104	(165%)

Income Taxes
Provision (Benefit)	$(145)	$880	(707)%
Effective Rate	13%	42%

     The increase in net interest and other expense for the year ended December 31, 2000 reflects increases in interest and other expense, partially offset by an increase in interest income. The increased interest expense can be attributed to the capital lease arrangements related to the new manufacturing facility opened during 2000.

     The provision for income tax for the year ended December 31, 2000 is the result of the Corporation’s generation of income before income taxes. The low effective rate in 1999 was the consequence of different accounting treatment for various tax attributes in periods of net losses.

Liquidity and Capital Resources

     The Corporation has funded its business through existing cash, cash flows from operations, long-term bank loans and capital leases. At December 31, 2001, the Corporation had cash, cash equivalents and marketable securities of $27.5 million, compared to $16.7 million at December 31, 2000.

     Marketable securities are composed of investments in government securities, government agency securities and commercial paper with original maturities of more than three months at the time of purchase. These marketable securities totaled $8.4 million at December 31, 2000. The Corporation had no marketable securities at December 31, 2001.

     In 1999, 2000, and 2001, the Corporation generated positive net cash flow from operating activities of $5.8 million, $6.1 million, and $14.3 million, respectively. Net income, as adjusted for depreciation and amortization, deferred income taxes and other non-cash adjustments, provided cash of $3.1 million, $4.9 million and $11.7 million in the years ended December 31, 1999, 2000 and 2001, respectively. Changes in other assets and liabilities provided cash of $2.6 million in 2001, as a result of an increase in customer advances, accrued employee compensation and benefits and accounts payable, partially offset by increases in accounts receivable and deposits and other assets and a decrease in other accrued liabilities. Changes in other assets and liabilities provided cash of $1.1 million in 2000, primarily due to an increase in other accrued liabilities and customer advances, partially offset by an increase in accounts receivable and a decrease in accounts payable. In 1999 changes in other assets and liabilities provided cash of $2.7 million in 1999, primarily due to a decrease in accounts receivable and an increase in accrued employee compensation and benefits, partially offset by decreases in customer advances, other accrued liabilities and an increase in deposits and other assets.

     Working capital increased to $31.4 million at December 31, 2001 from $25.2 million at December 31, 2000. This increase was due to an increase in current assets partially offset by an increase in current liabilities. The increase in current assets resulted from an increase in cash and cash equivalents and marketable securities and an increase in accounts receivable. The increase in current liabilities is the result of increases in customer advances, accrued employee compensation and benefits, and deferred income taxes. The current portion of long-term debt decreased as of December 31, 2001 because the Corporation repaid the balance of a note payable and several of the Corporation’s capital equipment leases expired during the year.

     BioReliance believes that its existing cash and cash equivalents of $27.5 million at December 31, 2001, forecasted operating cash flows for 2002, and available borrowings of $2.0 million under its revolving loan agreement will provide sufficient liquidity to meet the Corporation’s operating plan, planned capital expenditures, and interest and principal payments on the Corporation’s debt for 2002. A decrease in demand for the Corporation’s services could reduce operating cash flows, which in turn would impact liquidity. The key factors that could affect the Corporation’s sources of cash include the following:

•	the Corporation’s ability to generate orders for new contracts;

•	the ability of the Corporation to utilize its facilities, particularly the U.S. manufacturing facility;

•	the size and growth of the overall markets for biopharmaceuticals; and,

•	the economy in the U.S. and Europe.

     These and other factors are more fully described in “Risk Factors,” beginning on page 35. Additionally, a deterioration in the Corporation’s financial ratios could accelerate the maturity of principal outstanding under the Corporation’s loans.

     Operating Leases

     The Corporation leases facilities and equipment under leases that expire at various dates through 2017. The Corporation is required to make noncancelable lease payments totaling approximately $29.5 million under these leases.

     Capital Leases

     The Corporation’s manufacturing facility in Rockville, Maryland became operational in the second quarter of 2000. The Corporation leases this facility under three capital leases that require it to make noncancelable lease payments totaling approximately $10.8 million through 2019. The Corporation has also guaranteed indebtedness related to the construction of this facility of approximately $4.5 million at December 31, 2001. A portion of the lease payments is equivalent to the interest and principal due on the indebtedness. In February 2001, the Corporation entered into an interest rate swap with respect to one of those capital leases whereby the variable interest rate portion of the indebtedness was effectively converted into debt with a fixed rate of 6.14% per annum. This swap expires on November 1, 2009. Amounts paid or received under the interest rate swap are recognized as interest income or expense in the periods in which they accrued and are recorded in the same category as that arising from the indebtedness. As a result of a decrease in the variable interest rate, for the year ended December 31, 2001, the Corporation recorded $79,000 of additional interest expense related to this interest rate swap.

     In accordance with SFAS 133, the Corporation recorded a liability for the change in the fair value of this swap of approximately $232,000. The corresponding amount is reflected in other comprehensive expense, as the Corporation has met the criteria of SFAS 133 to record the contract as a cash flow hedge.

     The Corporation accounts for the leases and subleases of the manufacturing facility as capital leases. The assets underlying the capital leases are included with the Corporation’s owned property and equipment as of December 31, 2001. Property and equipment, net of accumulated depreciation and amortization at December 31, 2001 included approximately $7.1 million related to these capital leases. The related lease obligation is included in the Corporation’s liabilities at December 31, 2001.

     Capital Expenditures

     During 2001, the Corporation invested approximately $4.1 million in capital expenditures. These expenditures were primarily related to leasehold improvements and equipment for the U.S. manufacturing facility. The Corporation invested $15.3 million and $7.1 million in capital expenditures during 1999 and 2000, respectively.

     Estimated capital expenditures of $16 million in 2002 include capacity expansions in U.S. biologics testing, U.S. manufacturing, and German manufacturing. The Corporation’s plans also include additional investments in information systems, as well as normal replacements.

     The Corporation expects to continue expanding its operations through internal growth and expansion of capacity in most or all of its operating facilities. The Corporation expects to fund its growth and its planned capital expenditures from existing cash, cash flows from operations, bank borrowings and lease or other financing from third-party sources to the extent that funds are available on favorable terms and conditions. While the Corporation remains confident that expansion of its capacity will contribute to growth, there can be no assurance that such expansion will be fully utilized or that funding for the plans will meet with the Corporation’s expectations.

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

Borrowings and Credit Facilities

     The Corporation has a mortgage loan of $4.3 million from Bank of America with a maturity date of November 30, 2009 that was used to finance the construction of one of its facilities in Rockville, Maryland. In addition to a monthly principal payment of $10,576 per month, the mortgage loan bears interest at the London Inter-Bank Offering Rate (LIBOR) plus the applicable LIBOR Rate Additional Percentage (LIBOR Rate Option). The LIBOR Rate Option ranges from 1.00% to 2.15% depending on the Corporation achieving funded debt to EBITDA ratios. At December 31, 2001, the applicable interest rate on the mortgage loan was 4.08% and the LIBOR Rate Option was 2.15%. Approximately $2.3 million was outstanding on the mortgage loan at December 31, 2001.

     In February 2001, the Corporation entered into an interest rate swap whereby the variable interest rate portion of the mortgage loan was effectively converted into debt with a fixed rate of 6.14% per annum. This swap expires November 1, 2009. Amounts paid or received under the interest rate swap were recognized as interest income or expense in the periods in which they accrued and were recorded in the same category as that arising from the mortgage loan. As a result of a decrease in the variable interest rate, for the year ended December 31, 2001 the Corporation recorded $41,000 of additional interest expense related to the interest rate swap. In accordance with SFAS 133, the Corporation recorded a liability for the change in the fair value of this swap of approximately $116,000. The corresponding amount is reflected in other comprehensive expense, as the Corporation has met the criteria of SFAS 133 to record the contract as a cash flow hedge.

     The Corporation has available borrowings up to $2.0 million under the terms of a revolving loan agreement with Bank of America. The revolving loan agreement requires monthly interest payments on the unpaid principal. The unpaid principal and all unpaid accrued interest is payable in full on May 31, 2003, and the line of credit expires at that time. Amounts borrowed under the revolving loan agreement bear interest at the LIBOR rate plus the applicable LIBOR Rate option which ranges from 0.85% to 2.00% depending on the Corporation achieving funded debt to EBITDA ratios. There were no borrowings under this agreement in 2000 or 2001.

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

     At December 31, 2001, the Corporation was in compliance with all covenants under its loan agreements.

     The Corporation has a $3.0 million loan from the Department of Business and Economic Development, a department of the State of Maryland. The Corporation is required to use the proceeds to expand and relocate its activities in Rockville, Maryland. The loan requires quarterly principal payments of $107,143 plus accrued interest and matures on June 30, 2006. The loan bears interest at rates ranging from 0.0% to 7.5% based on the Corporation’s achieving specific employment levels through 2005. There is currently no interest being charged on this loan. The terms of the loan contain annual reporting requirements, including the reporting of employment data. At December 31, 2001, approximately $1.9 million remained outstanding on the loan.

Contractual Obligations

     The Corporation’s outstanding contractual obligations relate to its long-term debt, capital lease obligations and its facility leases. These obligations and commitments are more fully described in this Annual Report on Form 10-K under “Borrowing and Credit Facilities” and “Capital Leases” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in Note 5 and Note 10 to Consolidated Financial Statements which appear beginning on page F-7.

     Below is a table which presents the Corporation’s contractual obligations as of December 31, 2001 (in thousands):

	Payments Due by Period

	Total	Less than	1-3 Years	4-5 Years	After 5

		One Year			Years

Long-term debt	$4,213	$555	$1,665	$341	$1,652
Capital lease obligations including interest	11,697	890	2,508	796	7,503
Operating leases	27,115	2,303	6,954	1,420	16,438

Total contractual cash obligations	$42,139	$3,598	$10,726	$2,442	$25,373

     In connection with the operating lease agreements for two of its facilities, the Corporation is contingently liable under two letters of credit totaling approximately $2.5 million.

Foreign Currency

     The accounts of the Corporation’s international subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated into United States dollars at period-end exchange rates, and revenue and expense accounts are translated at average monthly exchange rates. Net exchange gains and losses resulting from these translations are excluded from net income and are accumulated in a separate component of stockholders’ equity. Translation gains and losses that arise from some intercompany transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. The Corporation recorded net exchange losses of $0.4 million and $0.1 million for the years ended December 31, 2000 and 2001, respectively.

     Since the revenues and expenses of the Corporation’s international operations generally are denominated in local currencies, exchange rate fluctuations between such local currencies and the United States dollar will subject the Corporation to currency translation risk with respect to the reported results of its international operations as well as to other risks sometimes associated with international operations. The Corporation derived 13.5%, 14.4% and 16.5% of its revenue for 1999, 2000 and 2001, respectively, from services performed outside of the United States. In addition, the Corporation may be subject to currency risk when the Corporation’s service contracts are denominated in a currency other than the currency in which the Corporation incurs expenses related to such contracts.

     There can be no assurance that the Corporation will not experience fluctuations in financial results from the Corporation’s operations outside the United States, and there can be no assurance the Corporation will be able, contractually or otherwise, to reduce the currency risks associated with its operations. At the present time, the Corporation does not use derivative financial instruments to manage or control foreign currency risk because most of its revenue and related expenses are in the same functional currencies. However, there can be no assurance that the Corporation will not use such financial instruments in the future or that any such use will be successful in managing or controlling foreign currency risk. See “Item 7A – Market Risk.”

     The revenue and identifiable assets attributable to the Corporation’s geographic regions are reported in Note 11 of Notes to Consolidated Financial Statements.

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

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) 141, “Business Combinations” (FAS 141) and FAS No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Corporation is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002. The initial adoption of this guidance is not anticipated to have a material impact on the Corporation’s results of operations or financial position; however, the guidance may impact the way in which the Corporation would account for future transactions. No such future transactions are contemplated at this time.

     In October 2001, the FASB issued FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). FAS 144 supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business”. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The initial adoption of this guidance is not anticipated to have a material impact on the Corporation’s results of operations or financial position.

RISK FACTORS

Dependence on Outsourcing for Development of Biologics; Market Acceptance of Biologics

     The Corporation’s revenue is highly dependent on research, development and manufacturing expenditures by biotechnology and pharmaceutical companies for the development of biologics. The Corporation has benefited to date from the growing tendency of biotechnology and pharmaceutical companies to outsource product development projects to CSOs. A decline in the development of biologics, a general decline in research and development expenditures by these companies, or a delay or reduction in the outsourcing to CSOs of research and development expenditures due to market conditions, pharmaceutical industry consolidation or other factors could have a material adverse effect on the Corporation’s business and results of operations.

     The Corporation’s business strategy is dependent upon market acceptance of biologics. The market for biologics is still emerging, and most biologic products are still in the research and development stage. The extent to which biologics are accepted in commercial markets will affect the Corporation’s business, results of operations and financial condition.

Significant Capital Expenditures

     During 2001, the Corporation invested $4.1 million in capital expenditures and may spend up to $16 million on capital expenditures during 2002. There will be no return in 2002 on a majority of the capital expenditures planned for the year. There is a risk that the ultimate return, if any, on these capital expenditures may be less than expected.

Risks Associated with the Nature of Contracts

     Most of the Corporation’s contracts are short-term in duration. As a result, the Corporation must continually replace its contracts with new contracts to sustain its revenue. The Corporation’s inability to generate new contracts on a timely basis would have a material adverse effect on its business, financial condition and results of operations.

     In addition, many of the Corporation’s long-term contracts may be cancelled or delayed by clients for any reason upon notice. Contracts may be terminated for a variety of reasons, including termination of product development, failure of products to satisfy safety requirements, unexpected or undesired results from use of the product or the client’s decision to forego a particular study. Such terminations are somewhat common in the CSO industry, and have affected the Corporation’s revenue in the past. The failure to obtain new contracts or the cancellation or delay of existing contracts could have a material adverse effect on the Corporation’s business and results of operations.

Government Contracts May Be Terminated

     During fiscal 2001, approximately 12.8% of the Corporation’s revenue was derived from government contracts and subcontracts. A government contract or subcontract may be modified or terminated at any time for the convenience of the government, including for changes in requirements or reductions in budgetary resources. Any termination of our government contracts or subcontracts, particularly our newly-awarded contracts for the manufacture of a smallpox vaccine would have a material adverse effect on our future revenue.

Revenue Difficult to Predict

     The Corporation’s revenue is difficult to predict because it is primarily generated on a contract-by-contract or purchase order basis. Most of the contracts are short-term, and may be canceled at any time. Consequently, the Corporation does not have a significant backlog, nor is backlog a meaningful indicator of future revenue. As a result, the Corporation’s revenue is not recurring from period to period, which contributes to the variability of results from period to period.

Variation in Quarterly Operating Results; High Fixed Costs

     The Corporation’s revenue and operating results have fluctuated, and could continue to fluctuate, on a quarterly basis. The operating results for a particular quarter may be lower than expected as a result of a number of factors, including the timing of contracts; the delay or cancellation of a contract; the mix of services provided; seasonal slowdowns in Europe during the summer months; the timing of start-up expenses for new services and facilities; and changes in regulations related to biologics. Because a high percentage of the Corporation’s costs are fixed (such as the cost of maintaining facilities and compensating employees), any one of these factors could have a significant impact on the Corporation’s quarterly results. In some quarters the Corporation’s revenue and operating results may fall below the expectations of securities analysts, and investors due to any of the factors described above. In such event, the trading price of the Corporation’s common stock would likely decline, even if the decline in revenue did not have any long-term adverse implications for the Corporation’s business.

Management of Growth

     The Corporation’s operations – both domestic and international – have grown in recent years. This growth has placed a strain on the Corporation’s management, operational, human and financial resources. In order to manage its growth, the Corporation must continue to improve its operating and administrative systems, including its financial and accounting systems, and continue to attract and retain qualified management and professional, scientific and technical operating personnel. There can be no assurance that the Corporation will be able to manage its growth effectively. Any failure to effectively anticipate, implement and manage the changes required to sustain its growth could have a material adverse effect on the Corporation’s business and results of operations.

Expansion of Manufacturing Capabilities

     As part of its business strategy, the Corporation expanded its U.S. manufacturing capabilities to allow for large-scale production of biologics. The Corporation has not yet utilized the full capacity of its U.S. manufacturing facility, which became operational in 2000. There can be no assurance that the Corporation will be able to generate sufficient revenue from this facility and its expanded capabilities to cover the related costs. Nor is there any assurance that the Corporation will find clients for its current manufacturing capacity or any manufacturing capacity it may further develop, or that the Corporation will operate its manufacturing facilities on a profitable basis.

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

     As a result of competitive pressures, the industry is consolidating. Mergers and acquisitions have resulted in the emergence of several large, full-service CSOs that have greater capital, technical and financial resources than BioReliance. As pharmaceutical and biotechnology companies increasingly outsource development, they may increasingly turn to larger CSOs that provide a full range of services. This trend is likely to produce increased competition among the larger CSOs for both clients and acquisition candidates and increased competitive pressures on smaller providers. In addition, the CSO industry has attracted the attention of the investment community, which could lead to heightened competition by increasing the availability of financial resources for CSOs. Increased competition may lead to price and other forms of competition that may have a material adverse effect on the Corporation’s business and results of operations.

Dependence on Personnel

     The Corporation depends on a number of key executives, including Capers W. McDonald, its President and Chief Executive Officer. The loss of the services of any of the Corporation’s key executives could have a material adverse effect on the Corporation’s business. The Corporation also depends on its ability to attract and retain qualified scientific and technical employees. There is a significant shortage of, and intense competition for, qualified scientific and technical employees. There can be no assurance the Corporation will be able to retain its existing scientific and technical employees, or to attract and retain additional qualified employees. The Corporation’s inability to attract and retain qualified scientific and technical employees would have a material adverse effect on the Corporation’s business and results of operations.

Potential Liability

     The Corporation formulates, tests and manufactures products intended for use by the public. In addition, the Corporation’s services include the manufacture of biologic products to be tested in human clinical trials. These activities could expose the Corporation to risk of liability for personal injury or death to persons using such products, although the Corporation does not commercially market or sell the products to end users. The Corporation seeks to reduce its potential liability through measures such as contractual indemnification provisions with clients (the scope of which may vary from client-to-client, and the performances of which are not secured) and insurance maintained by clients. The Corporation could be materially and adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of the indemnification agreements, if the indemnity, although applicable, is not performed in accordance with its terms or if the Corporation’s liability exceeds the amount of applicable insurance or indemnity. In addition, the Corporation could be held liable for errors and omissions in connection with the services it performs. The Corporation currently maintains product liability and errors and omissions insurance with respect to these risks. There can be no assurance that the Corporation’s insurance coverage will be adequate or that insurance coverage will continue to be available on terms acceptable to the Corporation.

Hazardous Materials

     The Corporation’s activities involve the controlled use of etiologic agents, hazardous chemicals and various radioactive materials. The Corporation is subject to foreign, federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. The risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of any contamination or injury from these materials, the Corporation could be held liable for any damages that result, including joint and several liabilities under certain statutes such as CERCLA, and any such liability could exceed the resources of the Corporation.

Furthermore, the failure to comply with current or future regulations could result in the imposition of substantial fines against the Corporation, suspension of production, alteration of its manufacturing processes or cessation of operations. There can be no assurance that the Corporation will not be required to incur significant costs to comply with any such laws and regulations in the future, or that such laws or regulations or liability thereunder will not have a material adverse effect on the Corporation’s business and results of operations.

Dependence on and Effect of Government Regulation

     The design, development, testing, manufacturing and marketing of biotechnology and pharmaceutical products are subject to regulation by governmental authorities, including the FDA and comparable regulatory authorities in other countries. The Corporation’s business depends in part on strict government regulation of the drug development process, especially in the United States. Legislation may be introduced and enacted from time to time to modify regulations administered by the FDA governing the drug approval process. Any significant reduction in the scope of regulatory requirements or the introduction of simplified drug approval procedures could have a material adverse effect on the Corporation’s business and results of operations.

     Almost all of the Corporation’s testing assays are performed in conformity with either GLP regulations or current GMP regulations. GLPs and GMPs are parts of the FDA regulations and guidelines governing the development and production of biologic and pharmaceutical products. Failure by the Corporation to comply with applicable requirements could result in the disqualification of data for client submissions to regulatory authorities and could have a material adverse effect on the Corporation’s business and results of operations.

     All facilities and manufacturing techniques used for manufacturing of products for clinical use or for sale in the United States must be operated in conformity with current GMP regulations. The Corporation’s facilities are subject to scheduled periodic regulatory inspections to ensure compliance with GMP requirements. A finding that the Corporation had materially violated GMP requirements could result in regulatory sanctions, the disqualification of data for client submissions to regulatory authorities and a mandated closing of the Corporation’s facilities. Any such sanctions would have a material adverse effect on the Corporation’s business and results of operations. See “Business — Government Regulation.”

Control by Existing Stockholders

     As of March 1, 2002, Sidney R. Knafel, Chairman of the Board of Directors of the Corporation, and related persons beneficially owned an aggregate of approximately 38.3% of the outstanding common stock. The Corporation’s executive officers, directors and related persons (including Sidney R. Knafel) beneficially own an aggregate of approximately 40.5% of the outstanding common stock (excluding shares issuable upon the exercise of options). As a result, the Corporation’s directors and executive officers and related persons may exercise a controlling influence over the outcome of matters submitted to the Corporation’s stockholders for approval and may have the power to delay, defer or prevent a change in control of the Corporation.

Potential Volatility of Stock Price

     The market price of the Corporation’s common stock has experienced a high degree of volatility. The market price of the common stock could be subject to wide fluctuations in response to variations in operating results from quarter to quarter, changes in earnings estimates by analysts, market conditions in the industry and general economic conditions. Furthermore, the stock market has experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. These market fluctuations may have an adverse effect on the market price of the Corporation’s common stock.

Economic Recession

     The Corporation has not identified a significant relationship between the economic conditions and customer demand; nevertheless, an economic slowdown worldwide, or in any of our key markets, could reduce demand for our products or services. A decrease in demand could have the effect of reducing our ability to obtain new contracts and orders or cause the cancellation or delay of existing contracts, which could have a material adverse effect on the Corporation’s business and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

     The Corporation is exposed to market risk from adverse changes in interest rates and foreign currency exchange rates.

Interest Rate Risks

     The Corporation is exposed to interest rate risk primarily through its investments in short-term marketable securities and cash equivalents and its debt agreements. The Corporation’s investment policy stipulates investment in short-term, low risk instruments. At December 31, 2001, the Corporation did not have any investments in government securities, governmental agency securities, and commercial paper. At December 31, 2001, the Corporation has $27.5 million in cash and cash equivalents. A rise in interest rates would have an adverse impact on the fair market value of fixed rate securities. If interest rates fall, floating rate securities may generate less interest income. The Corporation manages its exposure to interest rate risks through investing in securities with maturities of one year or less.

     Additionally, the Corporation is exposed to risk from changes in interest rates as a result of its borrowing activities. At December 31, 2001, the Corporation had total debt of $11.5 million. The Corporation’s debt consists of a mortgage loan with approximately $2.3 million outstanding; a State of Maryland loan with approximately $1.9 million outstanding; and capital lease obligations of approximately $7.3 million. See Note 5 of Notes to Consolidated Financial Statements.

     In February 2001, the Corporation entered into a new interest rate swap, whereby the variable interest rate portion of the mortgage loan was effectively converted into debt with a fixed rate of 6.14% per annum. The Corporation also entered into a separate interest rate swap whereby the variable interest rate portion of the indebtedness relating to a capital lease for its U.S. manufacturing facility was also converted into debt with a fixed rate of 6.14%. Both agreements expire on November 1, 2009.

Foreign Currency Exchange Risk

     The Corporation’s international operations are subject to foreign exchange rate fluctuations. The Corporation derived 16.5% of its revenue for 2001 from services performed in the United Kingdom and Germany. The Corporation does not hedge its foreign currency exposure. Management does not believe that the Corporation’s exposure to foreign currency rate fluctuations is material. See “Foreign Currency” in Management’s Discussion and Analysis for a more detailed discussion of our foreign currency risks and exposures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and supplementary data of the Corporation are listed in the Index to Financial Statements and Financial Statement Schedule appearing on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated by reference to the information to be set forth under the caption “Executive Officers of the Registrant” in the Corporation’s definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the Corporation’s fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference to the information to be set forth under the caption “Executive Compensation” in the Corporation’s definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the Corporation’s fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated by reference to the information to be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Corporation’s definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the Corporation’s fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the information to be set forth under the caption “Certain Relationships and Related Transactions” in the Corporation’s definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the Corporation’s fiscal year.

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

Reports on Form 8-K Filed During the Last Quarter

     The Corporation did not file any reports on Form 8-K during the quarter ended December 31, 2001.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Rockville, Maryland, on this      th day of March, 2002.

BIORELIANCE CORPORATION
(Registrant)

By:		s/Capers W. McDonald
	Name:	Capers W. McDonald
	Title:	President and Chief Executive Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Sidney R. Knafel Sidney R. Knafel	Chairman of the Board	March 29, 2002

/s/Capers W. McDonald Capers W. McDonald	President, Chief Executive Officer and Director	March 29, 2002

/s/John L. Coker John L. Coker	Vice President, Finance and Administration; Chief Financial Officer and Treasurer (Chief Accounting Officer)	March 29, 2002

/s/William J. Gedale William J. Gedale	Director	March 29, 2002

Victoria Hamilton	Director

/s/ Gordon J. Louttit Gordon J. Louttit	Director	March 29, 2002

/s/Leonard Scherlis Leonard Scherlis, M.D.	Director	March 28, 2002

Report of Independent Accountants

To the Board of Directors and
Stockholders of BioReliance Corporation

In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of BioReliance Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Corporation’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

McLean, Virginia
February 15, 2002

BIORELIANCE CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,

	2000	2001

Assets
Current assets:
Cash and cash equivalents	$8,231	$27,536
Marketable securities	8,431	—
Accounts receivable, net	21,004	22,335
Other current assets	1,895	1,747

Total current assets	39,561	51,618
Property and equipment, net	39,668	39,177
Deposits and other assets	245	280
Deferred income taxes	200	1,062

Total assets	$79,674	$92,137

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,083	$919
Accounts payable	2,301	2,312
Accrued employee compensation and benefits	3,334	5,323
Other accrued liabilities	3,310	2,544
Customer advances	2,290	4,972
Deferred income taxes	2,033	4,102

Total current liabilities	14,351	20,172

Long-term debt and capital lease obligations	11,602	10,977

Total liabilities	25,953	31,149

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.01 par value: 6,900,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value: 15,000,000 shares authorized; 8,190,166 and 8,362,040 shares issued and outstanding	82	84
Additional paid-in capital	53,157	55,018
Retained earnings	1,887	7,782
Accumulated other comprehensive income (expense)	(1,405)	(1,896)

Total stockholders’ equity	53,721	60,988

Total liabilities and stockholders’ equity	$79,674	$92,137

The accompanying notes are an integral part of these consolidated financial statements.

BIORELIANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,

	1999	2000	2001

Revenue	$47,192	$55,894	$69,661

Expenses:
Cost of sales	31,056	37,080	44,304
Selling, general and administrative	16,126	15,200	16,116
Research and development	1,306	1,414	1,189

	48,488	53,694	61,609

Income (loss) from operations	(1,296)	2,200	8,052

Other (income) expense:
Interest income	(1,112)	(1,191)	(859)
Interest expense	587	932	908
Other expense	364	363	66

	(161)	104	115

Income (loss) before income taxes	(1,135)	2,096	7,937
Income tax provision (benefit)	(145)	880	2,042

Net income (loss)	$(990)	$1,216	$5,895

Net income (loss) per share:
Basic	$(0.13)	$0.15	$0.72

Diluted	$(0.13)	$0.15	$0.68

The accompanying notes are an integral part of these consolidated financial statements.

BIORELIANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	1999	2000	2001

Cash flows from operating activities:
Net income (loss)	$(990)	$1,216	$5,895
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,684	4,197	4,506
Amortization expense	215	70	37
Amortization of bond discounts	(460)	(377)	(114)
Loss on disposal	13	213	111
Compensation element of options	12	44	55
Deferred income taxes, net	658	(401)	1,207
Changes in current assets and liabilities:
Accounts receivable, net	2,237	(1,186)	(1,343)
Other current assets	374	150	135
Accounts payable	(50)	(383)	26
Accrued employee compensation and benefits	1,049	342	1,994
Other accrued liabilities	(188)	1,755	(759)
Customer advances	(712)	545	2,701
Increase in deposits and other assets	(27)	(74)	(112)

Net cash provided by operating activities	5,815	6,111	14,339

Cash flows from investing activities:
Purchases of marketable securities	(14,281)	(27,563)	(2,455)
Proceeds from the maturities of marketable securities	26,500	26,000	11,000
Purchases of property and equipment	(15,301)	(7,071)	(4,126)

Net cash provided by (used in) investing activities	(3,082)	(8,634)	4,419

Cash flows from financing activities:
Proceeds from exercise of stock options	167	352	1,808
Proceeds from loan	3,000	—	—
Payments on debt and capital lease obligations	(1,683)	(1,428)	(1,137)

Net cash provided by (used in) financing activities	1,484	(1,076)	671

Effect of exchange rate changes on cash and cash equivalents	(791)	(443)	(124)

Net increase (decrease) in cash and cash equivalents	3,426	(4,042)	19,305
Cash and cash equivalents, beginning of period	8,847	12,273	8,231

Cash and cash equivalents, end of period	$12,273	$8,231	$27,536

The accompanying notes are an integral part of these consolidated financial statements.

BIORELIANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 1999, 2000 and 2001
(Dollars in thousands)

							Accumulated
							Other
	Preferred Stock		Common Stock		Additional		Comprehensive	Total
					Paid-in	Retained	Income	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	(Expense)	Equity

Balance at December 31, 1998	—	—	7,821,344	$78	$52,586	$1,661	$(290)	$54,035
Exercise of stock options	—	—	108,198	1	168	—	—	169
Stock repurchase and cancellation	—	—	(540)	—	(2)	—	—	(2)
Compensation expense for stock options	—	—	—	—	12	—	—	12
Equity adjustment from foreign currency translation	—	—	—	—	—	—	(688)	(688)
Net (loss)	—	—	—	—	—	(990)	—	(990)

Balance at December 31, 1999	—	—	7,929,002	79	52,764	671	(978)	52,536
Exercise of stock options	—	—	270,197	3	485	—	—	488
Stock repurchase and cancellation	—	—	(9,033)	—	(136)	—	—	(136)
Compensation expense for stock options	—	—	—	—	44	—	—	44
Equity adjustment from foreign currency translation	—	—	—	—	—	—	(427)	(427)
Net income	—	—	—	—	—	1,216	—	1,216

Balance at December 31, 2000	—	—	8,190,166	82	53,157	1,887	(1,405)	53,721
Exercise of stock options	—	—	176,584	2	1,907	—	—	1,909
Stock repurchase and cancellation	—	—	(4,710)	—	(101)	—	—	(101)
Compensation expense for stock options	—	—	—	—	55	—	—	55
Equity adjustment from foreign currency translation	—	—	—	—	—	—	(143)	(143)
Fair market value adjustments on interest rate swaps	—	—	—	—	—	—	(348)	(348)
Net income	—	—	—	—	—	5,895	—	5,895

Balance at December 31, 2001	—	—	8,362,040	$84	$55,018	$7,782	$(1,896)	$60,988

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

Basis of Accounting

     The accompanying financial statements have been prepared on the accrual basis of accounting which is in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Corporation to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Segment Information

     Segment information has been prepared in accordance with Statement of Financial Accounting Standards No. 131 (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information.” Segments were determined based on services provided by each segment (see Note 11).

Revenue Recognition

Revenue recognized from commercial contracts, which are principally fixed-price or fixed-rate, is recorded predominantly using the percentage-of-completion method, except for services that are generally completed within three days which are accounted for using the completed-contract method. Percentage-of-completion over time is determined using total project costs as a cost input measure. The percentage of completion may be affected by future events including delays caused by laboratory interruptions, client-mandated changes and the unpredictability of biological processes. Accordingly, the Corporation undertakes a review process to determine that recorded revenue represents the actual percentage of completion in all material respects.

Revenue recorded under percentage of completion for projects in process is not intended to and does not necessarily represent the amount of revenue that could be recovered from the client if any project were cancelled or failed. The Corporation undertakes a review of unbilled accounts receivable from customers to determine that such amounts are expected to become billable and collectible in all material respects.

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

Marketable Securities

     Marketable securities comprise investments in debt securities with original maturities of three months or more at the time of purchase. The Corporation has classified its entire investment portfolio as held-to-maturity. Held-to-maturity are those securities which the Corporation has the positive intent and ability to hold until maturity, and are stated at amortized cost.

Property and Equipment

     Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets. The buildings are depreciated over periods ranging from twenty to forty years. Leasehold improvements are depreciated or amortized over the shorter of the useful life or the lease term with useful lives up to twenty years. Other fixed assets are depreciated or amortized over periods ranging from three to ten years. Equipment is depreciated over five years; and, computer hardware and software is depreciated over three to five years. Assets acquired under capital leases are depreciated or amortized over the lesser of estimated useful life of the related asset or the term of the lease. Significant additions and betterments are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred.

Impairment of Long-Lived Assets

     Long-lived assets are evaluated, upon a triggering event, for possible impairment through a review of undiscounted expected future cash flows. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized. No long lived assets were impaired at December 31, 2001.

Income Taxes

     The Corporation follows Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). Under the asset and liability method of SFAS 109, deferred income taxes are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities by applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if it is anticipated that some or all of a deferred tax asset may not be realized.

Net Income (Loss) Per Share

     Earnings per share (EPS) is computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (SFAS 128). This statement requires dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Dilutive securities are excluded from the computation in periods in which they have an anti-dilutive effect.

Stock-Based Compensation Policy

     The Corporation accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations. Under APB 25, compensation cost is measured as the excess, if any, of the market price of the Corporation’s stock at the date of the grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Corporation provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).

     Transactions for which non-employees are issued equity instruments for goods or services are recorded by the Corporation based upon the value of the goods or services received or fair value of the equity instruments issued, whichever is more reliably measured.

Derivatives

     The Corporation utilized derivative financial instruments to reduce interest rate risks. The Corporation does not hold derivative instruments for trading purposes. Derivatives are accounted for in accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivatives Instruments and Hedging Activities”, and recognizes derivative instruments as either assets or liabilities in the balance sheet and measures them at fair value. The corresponding changes in fair value are recorded in stockholders’ equity (as a component of comprehensive income/expense), depending on whether the derivative is being used to hedge changes in fair value or cash flows.

Fair Values of Financial Instruments

     The estimated fair values of the Corporation’s cash and cash equivalents, marketable securities, accounts receivable, other current assets, deposits and other assets, accounts payable, accrued expenses, and customer advances approximate their carrying values due to their short-term nature. Since the interest rates paid by the Corporation approximate current market rates, the carrying value of its long-term debt approximates fair value.

Foreign Currency Translation

     The accounts of foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at period-end exchange rates, and income and expense accounts are translated at average monthly exchange rates. Net gains and losses resulting from such translations are excluded from net income (loss) and are accumulated in a separate component of stockholders’ equity. Gains or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

(2) MARKETABLE SECURITIES

     Marketable securities consist of investments in government securities, government agency securities and commercial paper as follows at December 31:

		Gross	Estimated
		Unrealized	Market
	Amortized Cost	(Losses)	Value

(In thousands)
2000	$8,431	$(1)	$8,430

2001	$—	$—	$—

     All securities have maturities of one year or less.

(3) ACCOUNTS RECEIVABLE

     Accounts receivable consisted of the following amounts as of December 31:

	2000	2001

	(In thousands)
Billed accounts receivable:
Commercial	$13,660	$14,194
Government	1,032	635

	14,692	14,829

Unbilled accounts receivable:
Commercial	7,113	7,836
Government	604	975

	7,717	8,811

Less allowances for doubtful accounts and unallowable contract costs	(1,405)	(1,305)

Accounts receivable, net	$21,004	$22,335

     Unbilled commercial receivables represent revenue from commercial contracts (recorded using the percentage-of-completion method) which are not yet billable to the client. Generally, these amounts become billable within the next one to three months upon the attainment of a milestone or the completion of the contract.

     Unbilled government receivables represent amounts which are billed on government contracts shortly after the end of each month, based on costs incurred and fees earned during the month, or revenues recognized in excess of billings on government contracts which generally become billable upon final determination of allowable costs by the United States government. Government contract costs for 2001 are subject to final determination of allowable costs by the United States government. In the opinion of management, these determinations will have no material effect on the Corporation’s consolidated financial position or results of operations.

     (4)  PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following amounts as of December 31:

	2000	2001

	(In thousands)
Land	$2,704	$2,704
Building	27,630	27,855
Equipment, furniture, fixtures, and computer hardware and software	24,667	27,148
Leasehold improvements	6,540	6,681
Construction in progress and assets not yet placed in service	1,775	2,026

Property and equipment, at cost	63,316	66,414
Less accumulated depreciation and amortization	(23,648)	(27,126)

Property and equipment, net	$39,668	$39,288

     During the period that capital items are considered to be in progress, interest costs incurred are capitalized to the cost of the asset in accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost” (SFAS 34). For the year ended December 31, 2000 and December 31, 2001, $90,000 and $0, respectively, of interest costs, were capitalized to property and equipment.

(5) DEBT

     Debt consisted of the following amounts as of December 31:

	2000	2001

	(In thousands)
Mortgage Loan	$2,411	$2,284
Promissory Note	270	—
Capital Lease Obligations	7,647	7,335
State of Maryland Loan	2,357	1,929

Total debt	12,685	11,548
Less current portion	(1,083)	(919)

Long-term portion	$11,602	$10,629

Bank Debt

     The Corporation has a mortgage loan of $4.3 million from Bank of America with a maturity date of November 30, 2009 (the Mortgage Loan), that was used to finance the construction of one of its facilities in Rockville, Maryland. In addition to a principal payment of $10,576 per month, the Mortgage Loan bears interest at the London Inter-Bank Offering Rate (LIBOR) plus the applicable LIBOR Rate Additional Percentage (the LIBOR Rate Option). The LIBOR Rate Option ranges from 1.0% to 2.15% depending on the Corporation achieving certain funded debt to EBITDA ratios. At December 31, 2001, the applicable interest rate on the Mortgage Loan was 4.08% and the LIBOR Rate Option was 2.15%. Approximately $2.3 million was outstanding on the Mortgage Loan at December 31, 2001.

     In February 2001, the Corporation entered into an interest rate swap whereby the variable interest rate portion of the Mortgage Loan was effectively converted into debt with a fixed rate of 6.14% per annum. This swap expires on November 1, 2009. Amounts paid or received under the interest rate swap are recognized as interest income or expense in the periods in which they accrued and were recorded in the same category as that arising from the Mortgage Loan. For the year ended December 31, 2001, the Corporation recorded $41,000 of additional interest expense related to this interest rate swap. In accordance with SFAS 133, the Corporation recorded a liability for the present value of the increase in interest over the remaining term of the loan of approximately $176,000. This amount is reflected in other comprehensive expense, as the Corporation has designated the contract as a cash flow hedge.

     The Corporation has available borrowings up to $2.0 million under a revolving loan agreement with Bank of America. The revolving loan agreement requires monthly interest payments on the unpaid principal. The unpaid principal and all unpaid accrued interest is payable in full on May 31, 2003, and the line of credit expires at that time. Amounts borrowed under the revolving loan agreement bear interest at the LIBOR rate plus the applicable LIBOR Rate Option which ranges from 0.85% to 2.00% depending on the Corporation achieving funded debt to EBITDA ratios. There were no borrowings under this agreement during 2000 or 2001.

     All of the Corporation’s agreements with Bank of America are cross collateralized and are secured by a deed of trust on one of the Corporation’s laboratory facilities in Rockville, Maryland. The agreements require the Corporation to meet financial and restrictive covenants, including fixed charge coverage and funded debt to EBITDA ratios.

     The Corporation has a $3.0 million loan from the Department of Business and Economic Development, a department of the State of Maryland. The Corporation was required to use the proceeds to expand and relocate its activities in Rockville, Maryland. The loan requires quarterly principal payments of $107,143 plus accrued interest and matures on June 30, 2006. The loan bears interest at rates ranging from 0.0% to 7.5% based on the Corporation’s achieving specific employment levels through 2005. There is currently no interest being charged on this loan. The terms of the loan contain annual reporting requirements, including the reporting of employment data. At December 31, 2001, approximately $1.9 million remained outstanding on the loan. The aggregate maturities on long-term debt are due as follows (in thousands):

Years ending December 31:
2002	$555
2003	555
2004	555
2005	555
2006	341
Thereafter	1,652

Total aggregate maturities	$4,213

Capital Lease Obligations

     The Corporation leases land and certain equipment under noncancelable lease agreements accounted for as capital leases. In April 1998, the Corporation entered into third-party leasing and subleasing arrangements relating to the new manufacturing facility in Rockville, MD. These arrangements require the Corporation to make noncancelable lease payments through 2016 and to guarantee indebtedness of approximately $4.5 million. A portion of the lease payments is equivalent to the interest and principal due on the indebtedness.

     In February 2001, the Corporation entered into a second interest swap whereby the variable interest rate portion of the indebtedness related to one of these capital leases was effectively converted into debt with a fixed rate of 6.14% per annum. This agreement expires on November 1, 2009. Amounts paid or received under the interest rate swap are recognized as interest income or expense in the periods in which they accrued and are recorded in the same category as that arising from the indebtedness. For the year ended December 31, 2001, the Corporation recorded $79,000 of additional interest expense related to this interest rate swap. In accordance with SFAS 133, the Corporation recorded a liability for the change in the fair value of this swap of approximately $232,000. This corresponding amount is reflected in other comprehensive expense, as the Corporation has met the criteria prescribed by SFAS 133 to record the contract as a cash flow hedge. The terms of the arrangements require that the leases be accounted for as capital leases. The assets underlying capitalized leases are included with the Corporation’s owned property and equipment, and are summarized as follows as of December 31:

	2000	2001

	(In thousands)
Land	$2,704	$2,704
Building	6,705	6,705
Machinery and equipment	4,201	4,166
Construction in progress	—	—

Total assets at cost	13,610	13,575
Less accumulated depreciation	(3,642)	(4,086)

Net capitalized assets	$9,968	$9,489

     The future minimum lease payments under capital lease obligations at December 31, 2001 were as follows (in thousands):

Years ending December 31:
2002	$890
2003	882
2004	820
2005	806
2006	796
Thereafter	7,503

Total minimum lease payments	11,697
Less amount representing interest	4,361

Present value of minimum lease payments	7,336
Less current portion	(364)

Long-term portion	$6,972

(6) STOCKHOLDERS’ EQUITY

Stock Option Plans

     The Board of Directors of the Corporation adopted the 1997 Incentive Plan (the 1997 Plan) in May 1997, and approved amendments to the 1997 Plan in September 1997, May 1998 and May 1999. Under the terms of the 1997 Plan, the Corporation may grant or award incentive and nonqualified stock options, stock appreciation and dividend equivalent rights, restricted stock, performance units, and performance shares (collectively Awards) to employees, officers, non-employee directors, consultants and advisors. These Awards are exercisable as determined by the Corporation’s compensation committee, generally vest in equal increments over five years and expire no later than ten years after the date of the grant. The exercise price of incentive stock options must equal or exceed the fair market value of the stock on the date of grant. The 1997 Plan also provides for the initial and annual grant of options to each of its non-employee directors at an exercise price equal to the fair market value on the date of grant. Those options generally vest in equal increments over three years and have ten-year terms.

     As of December 31, 2001, the Corporation has authorized 1,012,277 shares under the 1997 Plan, of which 147,723 shares remained available for grants.

     Changes in options outstanding granted under the 1997 Plan and prior stock option plans were as follows:

		Weighted Average
	Number of	Option price
	Shares	Per share

Balance, December 31, 1998	892,152	6.71
Granted	425,535	8.43
Exercised	(108,198)	1.68
Canceled	(83,155)	10.21

Balance, December 31, 1999	1,126,334	7.58
Granted	253,500	5.91
Exercised	(270,197)	1.89
Canceled	(222,627)	10.54

Balance, December 31, 2000	887,010	8.10
Granted	268,000	12.65
Exercised	(176,612)	7.42
Canceled	(86,746)	8.71

Balance, December 31, 2001	891,652	9.53

     To determine fair value under SFAS 123, the Corporation used the Black-Scholes option-pricing model and the following respective weighted-average assumptions for 1999, 2000 and 2001: a risk-free interest rate of 5.61%, 5.93% and 4.89%; expected lives of 6 years; expected volatility of 55%, 57% and 68%; and expected dividends of zero. The weighted average fair value of options granted during 1999, 2000 and 2001 was $3.86, $3.52 and $8.26, respectively.

     For options outstanding and exercisable at December 31, 2001, the following number of options, range of exercise prices and weighted average exercise prices were:

		Weighted Average
Range of		Remaining	Weighted Average		Weighted Average
Exercise Prices	Shares Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 0.00 – 2.96	24,916	0.3	$2.25	24,916	$2.25
$ 2.97 – 5.91	215,958	7.3	$5.15	63,929	$4.29
$ 5.92 – 8.87	194,804	4.4	$7.17	99,703	$7.09
$ 8.88 – 11.83	10,860	2.1	$9.00	10,695	$9.00
$11.84 – 14.79	432,514	7.9	$12.78	82,610	$13.72
$20.70 – 23.66	8,900	5.5	$22.72	8,548	$22.79
$26.61 – 29.57	3,700	10.00	$28.25	—	$—

Total	891,652	6.7	$9.53	290,401	$8.48

     As permitted by SFAS 123, the Corporation has chosen to continue accounting for stock options at their intrinsic value. Accordingly, no compensation expense has been recognized for its stock option compensation plans. Had the fair value method of accounting been applied to the Corporation’s stock option plans, the impact would be as follows:

	1999	2000	2001

	(In thousands, except per share amounts)
Net income (loss) as reported	$(990)	$1,216	$5,895
Estimated fair value of the year’s option grants	(363)	(541)	(960)

Proforma net income (loss)	(1,353)	675	4,935

Adjusted net income (loss) per share
Basic	(0.17)	0.08	0.60
Diluted	(0.17)	0.08	0.57

Employee Stock Purchase Plan

     In the fourth quarter of 2001, the Board of Directors approved the Employee Stock Purchase Plan (the ESPP), under which 200,000 share of the Corporation’s common stock $.01 par value per share could be sold to eligible employees. Under the ESPP, eligible employees can elect to have up to 10% of their gross pay withheld to be applied to the purchase of these shares. Funds withheld are applied to the purchase of common stock on the last day of each quarterly trading period. The purchase price under the ESPP is generally 85% of the lower of the fair market value of the common stock on the first day and last day of the quarterly purchase period. The first purchase period commenced on December 1, 2001. As of December 31, 2001, there had been no shares issued under the ESPP Plan.

(7) INCOME TAXES

Income Tax Provision

     Income (loss) before income taxes consisted of the following amounts for the years ended December 31:

	1999	2000	2001

	(In thousands)
Domestic	$(854)	$1,134	$4,779
Foreign	(281)	962	3,158

Income (loss) before income taxes	$(1,135)	$2,096	$7,937

     The provision (benefit) for income taxes consisted of the following amounts for the years ended December 31:

	1999	2000	2001

	(In thousands)
Current:
Federal	$(705)	$893	$616
Foreign	—	—	374
State	(110)	429	538

Total current provision (benefit)	(815)	1,322	1,528

Deferred:
Federal	875	(372)	936
Foreign	(359)	130	487
State	154	(200)	(909)

Total deferred provision (benefit)	670	(442)	514

Total provision (benefit) for income taxes	$(145)	$880	$2,042

     The provision for income taxes differed from that which would be computed by applying the U.S. federal income tax rate to income before income taxes for the following years ended December 31:

	1999	2000	2001

Federal tax at statutory rate	(34.0)%	34.0%	34.0%
State tax, net of federal benefit	(2.6)	2.5	7.4
Adjustment for foreign income taxes	(11.6)	5.0	0.7
Change in valuation allowance	40.8	(6.4)	(9.4)
Tax credits	—	—	(6.5)
Nondeductible expenses	(5.4)	4.9	3.2
Other	—	2.0	(3.7)

Provision for income taxes	(12.8)%	42.0%	25.7%

     On October 1, 2001, the Corporation effected a tax-free plan of reorganization. In the reorganization, BioReliance Testing and Development, Inc., a subsidiary of BioReliance Corporation, merged into BioReliance Manufacturing, Inc., a subsidiary of BioReliance Corporation. After the merger, BioReliance Manufacturing, Inc., contributed a portion of its assets and liabilities to a newly formed limited liability company (LLC) BioReliance Testing and Development, LLC. BioReliance Manufacturing, Inc. then merged into BioReliance Viral Manufacturing, Inc., also a subsidiary of BioReliance Corporation. After the merger, BioReliance Viral Manufacturing contributed a portion of its assets and liabilities (formerly the assets and liabilities of BioReliance Manufacturing, Inc.) to another newly formed company, BioReliance Manufacturing, LLC. The reorganization was undertaken to streamline the tax structure and will result in reduced administrative filings and reporting responsibilities.

     For German tax purposes, BioReliance Holding GmbH (BRH) and BioReliance Manufacturing GmbH may consolidate income under a tax sharing agreement dated November 30, 1998, which continues for five years.

Deferred Income Taxes

     Deferred income taxes consisted of the following amounts as of December 31:

	2000	2001

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$1,379	$1,056
Accrued expenses	624	1,253
Allowance for doubtful accounts	543	504
Tax credit carryforwards	675	604
Other	1,217	1,025

Gross deferred tax assets	4,438	4,442
Valuation allowance	(1,845)	(1,362)

Net deferred tax assets	2,593	3,080

Deferred tax liabilities:
Unbilled accounts receivable	(3,624)	(2,533)
Depreciation and amortization	(801)	(3,587)

Deferred tax liabilities	(4,425)	(6,120)

Deferred taxes, net	$(1,833)	$(3,040)

Deferred income tax liabilities, current portion	$(3,624)	$(6,120)
Deferred income tax liabilities, long-term portion	(801)	—
Deferred income tax assets, current portion	1,591	2,018
Deferred income tax assets, long-term portion	1,001	1,062

Deferred taxes, net	$(1,833)	$(3,040)

     The Corporation records a valuation allowance for deferred tax assets when it is management’s judgment that it is more likely than not that all or a portion of a deferred tax asset will not be realized. During 2001, the valuation allowance decreased primarily due to decreases in valuation allowances related to net operating losses for state jurisdictions.

Tax Carryforwards

     At December 31, 2001, the Corporation had state net operating loss (NOL) carryforwards available to offset future taxable income of approximately $20.6 million. State NOLs expire at varying dates through 2021. At December 31, 2001, the Corporation had foreign net operating loss carryforwards available to offset future taxable income of approximately $257,000 in Germany, which may be carried forward indefinitely.

     At December 31, 2001, the Corporation had foreign tax and research and development tax credits totaling $308,000 and $296,000, respectively. The foreign tax credits expire at varying dates through 2002 and 2019, respectively.

(8) RETIREMENT PLAN

     The Corporation sponsors a defined-contribution retirement 401(k) plan covering substantially all of its employees. Participating employees may elect to contribute from 1% to 15% of their compensation, subject to statutory limitations. Contributions made by the Corporation in 1999, 2000 and 2001 equaled 50% of the voluntary employee contributions up to a maximum of 6% of a participant’s annual compensation. The Corporation’s portion of retirement plan contributions were $257,000, $350,000 and $458,000 in 1999, 2000 and 2001, respectively.

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

     The following represents reconciliations between the weighted average common stock outstanding denominator used in basic EPS and the weighted average common and common equivalent shares outstanding denominator used in diluted EPS for the years ended December 31:

	1999	2000	2001

	(In thousands)
Weighted average common stock outstanding	7,886	8,072	8,233
Stock options	—	252	450

Weighted average common and common equivalent shares outstanding	7,886	8,324	8,683

(10) COMMITMENTS AND CONTINGENCIES

Operating Leases

     The Corporation leases facilities and equipment under noncancelable operating leases that expire at various dates through 2017. Future minimum lease payments under operating leases were as follows (in thousands):

Years ending December 31:
2002	$2,303
2003	2,291
2004	2,307
2005	2,356
2006	1,420
Thereafter	16,438

Total future minimum lease payments	$27,115

     In connection with the operating lease agreements for two of its facilities, the Corporation is contingently liable under two letters of credit totaling approximately $2.5 million. Total rent expense for all operating leases was $2,112,000, $2,666,000 and $2,782,000 in 1999, 2000 and 2001, respectively.

Legal

     From time to time, the Corporation is involved in various claims and legal proceedings arising in the ordinary course of business. The Corporation does not believe that such claims or proceedings, individually or in the aggregate, will have a material adverse effect on the Corporation’s consolidated financial position or results of operations.

(11) SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

Segment Information

     The Corporation has two reportable segments: (1) testing and development services and (2) manufacturing services, each of which spans the product cycle from early preclinical development through licensed production. Through its testing and development business segment, the Corporation evaluates products to ensure that they are free of disease-causing agents or do not cause adverse effects, characterizes products’ chemical structures, develops formulations for long-term stability and validates purification processes under regulatory guidelines. In its manufacturing business segment, BioReliance develops unique production processes and manufactures biologics on behalf of clients both for use in clinical trials and for the worldwide commercial markets. The Corporation also reports the results of two geographic regions: (1) the United States and (2) Europe.

     The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.” Segment data includes intersegment revenue. The Corporation evaluates the performance of its operating segments based on revenue and gross profit. Asset information by reportable segment is not reported, since the Corporation does not produce such information internally.

     Summarized financial information concerning the Corporation’s reportable segments is shown in the following table (in thousands):

	Year Ended December 31,

	1999	2000	2001

Revenue:
Testing and Development	$43,328	$50,397	$58,949
Manufacturing	3,864	5,497	10,712

Total	$47,192	$55,894	$69,661

Gross Profit (loss):
Testing and Development	$17,398	$20,677	$26,814
Manufacturing	(1,262)	(1,863)	(1,457)

Total	$16,136	$18,814	$25,357

     The following table outlines the Corporation’s revenue, gross profit and identifiable assets by geographic region (in thousands):

	Year Ended December 31,

	1999	2000	2001

Revenue:
United States	$40,818	$47,824	$58,184
Europe	6,374	8,070	11,477

Total	$47,192	$55,894	$69,661

Gross Profit:
United States	$14,544	$15,511	$20,035
Europe	1,592	3,303	5,322

Total	$16,136	$18,814	$25,357

Identifiable Assets:
United States	$34,342	$36,983	$36,875
Europe	2,743	2,685	2,302

Total	$37,085	$39,668	$39,177

Significant Customers

     Sales to the U.S. government represented 11% , 11% and 13% of consolidated revenue in 1999, 2000 and 2001, respectively.

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

(13) RELATED PARTIES

     Beginning in April 2000, the Corporation retained the consulting services of two members of its Board of Directors. For the years ended December 31, 2000 and 2001, the Corporation incurred $125,000 and $35,000, respectively of fees under these arrangements, recorded as selling, general and administrative expenses.

(14) SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information regarding cash paid for income taxes and interest and noncash investing and financial activities is as follows:

	Year Ended December 31,

	1999	2000	2001

	(In thousands)
Cash paid during the year for:
Income tax payments	$37	$82	$1,071
Interest payments	$604	$385	$770
Noncash investing and financing activities:
Additions to building under capital lease agreement	$373	$83	$—

(15) NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, “Business Combinations” (FAS 141) and FAS No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Corporation is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002. The initial adoption of this guidance is not anticipated to have a material impact on the Corporation’s results of operations of financial position; however, the guidance may impact the way in which the Corporation would account for future transactions. No such future transactions are contemplated at this time.

     In October 2001, the FASB issued FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). FAS 144 supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Option No. 30, “Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business”. FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The initial adoption of this guidance is not anticipated to have a material impact on the Corporation’s results of operations or financial position.

BIORELIANCE CORPORATION
SUPPLEMENTAL FINANCIAL INFORMATION
SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)
(In thousands except, per share data)

	Three Months Ended

	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2000	2000	2000	2000

Revenue	$13,279	$13,973	$14,349	$14,293
Gross profit	4,521	4,935	4,670	4,688
Net income	191	265	370	390
Earnings per share:
Basic	$0.02	$0.03	$0.05	$0.05
Diluted	0.02	0.03	0.04	0.05
Weighted average common shares outstanding:
Basic	7,943	8,032	8,124	8,189
Diluted	8,225	8,184	8,371	8,518

	Three Months Ended

	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2001	2001	2001	2001

Revenue	$15,268	$16,331	$18,578	$19,484
Gross profit	4,755	5,639	7,381	7,582
Net income	388	888	2,236	2,383
Earnings per share:
Basic	$0.05	$0.11	$0.27	$0.29
Diluted	0.05	0.10	0.26	0.27
Weighted average common shares outstanding:
Basic	8,194	8,204	8,225	8,307
Diluted	8,569	8,567	8,547	8,933

     Report of Independent Accountants on
Financial Statement Schedules

To the Board of Directors and
Stockholders of BioReliance Corporation

Our audits of the consolidated financial statements referred to in our report dated February 15, 2002, relating to the consolidated financial statements, appearing in BioReliance Corporation’s Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

McLean, Virginia
February 15, 2002

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

Column A	Column B	Column C		Column D		Column E

		Additions

	Balance at	Charged to
	beginning	costs and	Charged to			Balance at end
Description	of year	expenses	other accounts	Deductions		of year

Year Ended December 31, 1999 Allowance for doubtful accounts	836	1,123	—	574	(1)	1,385
Deferred tax valuation allowance	1,089	176	—	—		1,265
Year Ended December 31, 2000 Allowance for doubtful accounts	1,385	624	—	604	(1)	1,405
Deferred tax valuation allowance	1,265	580	—	—		1,845
Year Ended December 31, 2001 Allowance for doubtful accounts	1,405	386	5 (2)	491	(1)	1,305
Deferred tax valuation allowance	1,845	—	—	483	(3)	1,362

(1)	Amounts are write-offs of uncollectible accounts receivable.

(2)	Amount represents recovery of accounts receivable previously written off.

(3)	Amount represents reductions in the valuation allowance attributable to the realization of net operating loss carryforwards.

EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION

3.1*	Amended and Restated Certificate of Incorporation of BioReliance Corporation
3.2*	Bylaws of BioReliance Corporation
10.1	BioReliance Corporation 1997 Incentive Stock Plan, as amended
10.2*	Security Agreement, dated as of December 17, 1993, by and between Maryland National Bank, Microbiological Associates, Inc. and Microbiological Associates Limited
10.3*	Leasehold Deed of Trust and Security Agreement, dated December 17, 1993, by and between Microbiological Associates, Inc., Kathleen M. Malloy, Brent H. Donnell and Maryland National Bank
10.4*	Modification Agreement — Leasehold Deed of Trust and Security Agreement, dated as of December 1, 1994, by and among NationsBank, N.A., Kathleen M. Malloy and Microbiological Associates, Inc.
10.5**	Second Modification Agreement — Leasehold Deed of Trust and Security Agreement, dated as of October 31, 1997, by and among BioReliance Corporation, Elizabeth Shore and NationsBank, N.A.
10.6***	Third Modification Agreement — Leasehold Deed of Trust and Security Agreement, dated April 1, 1998, among BioReliance Corporation, Elizabeth Shore (trustee) and NationsBank, N.A.
10.7	Fourth Modification Agreement — Leasehold Deed of Trust and Security Agreement, dated October 1, 2001, among BioReliance Corporation, Elizabeth Shore (trustee) and Bank of America, N.A.
10.8*	International Swap Dealers Association, Inc. Master Agreement, dated as of May 10, 1995, by and among NationsBank, N.A., Microbiological Associates, Inc. and MAGENTA Corporation
10.9*	Lease Agreement, dated as of December 1, 1983, by and between Montgomery County, Maryland and Dynasciences Corp. n/k/a BioReliance Corporation
10.10*	Lease Agreement, dated as of October 31, 1994, as amended December 20, 1994, between Redgate III Limited Partnership, as landlord, and Microbiological Associates, Inc., as tenant
10.11	Fourth Deed of Trust Note Modification Agreement, dated October 1, 2001, by and between Bank of America, N.A. and BioReliance Corporation, BioReliance Testing and Development, LLC, BioReliance Manufacturing, LLC and BioReliance Viral Manufacturing, Inc.

10.12**	Amended and Restated Replacement Loan Agreement, dated as of October 31, 1997, among NationsBank, N.A., BioReliance Corporation, MA BioServices, Inc., MAGENTA Corporation and MAGENTA Viral Production, Inc.

10.13***	First Amendment to Amended and Restated Replacement Loan Agreement, dated April 1, 1998, among BioReliance Corporation, MA BioServices, Inc., MAGENTA Corporation, MAGENTA Viral Production, Inc. and NationsBank, N.A.

10.14‡	Second Amendment to Amended and Restated Replacement Loan Agreement, dated December 30, 1999, by and between Bank of America, N.A. and BioReliance Corporation, BioReliance Testing and Development, Inc., BioReliance Manufacturing, Inc. and MAGENTA Viral Production, Inc.

10.15	Third Amendment to Amended and Restated Replacement Loan Agreement, dated as of May 31, 2001, by and between Bank of America, N.A. and BioReliance Corporation, BioReliance Testing and Development, Inc., BioReliance Manufacturing, Inc. and MAGENTA Viral Production, Inc.

10.16	Fourth Amendment to Amended and Restated Replacement Loan Agreement, dated October 1, 2001, by and between Bank of America, N.A. and BioReliance Corporation, BioReliance Testing and Development, LLC, BioReliance Manufacturing, LLC and BioReliance Viral Manufacturing, Inc.

10.17	Fifth Replacement Revolving Promissory Note, dated as of May 31, 2001, by BioReliance Corporation, BioReliance Testing and Development, Inc., BioReliance Manufacturing, Inc. and MAGENTA Viral Production, Inc. in favor of Bank of America, N.A. in the amount of $2 million

10.18	Sixth Replacement Revolving Promissory Note, dated October 1, 2001, by BioReliance Corporation, BioReliance Testing and Development, LLC, BioReliance Manufacturing, LLC and BioReliance Viral Manufacturing, Inc. in favor of Bank of America, N.A. in the amount of $2 million

10.19**	Lease Agreement, dated as of October 16, 1997, between FP Rockledge, L.L.C. and MA BioServices, Inc.
10.20**	First Amendment to Lease Agreement, dated as of February 12, 1998, between FP Rockledge, L.L.C. and MA BioServices, Inc.
10.21**	Consent of Guarantor, dated as of February 12, 1998, to First Amendment to Lease Agreement
10.22***	Lease-Purchase Agreement, dated April 1, 1998, between Montgomery County, Maryland and BioReliance Corporation

10.23***	Lease, dated April 1, 1998, between BioReliance Corporation and BPG Industrial Partners II, LLC.
10.24***	Project Lease, dated April 1, 1998, between BPG Industrial Partners II, LLC and MAGENTA Corporation
10.25***	Leasehold Deed of Trust, dated April 1, 1998, by BioReliance Corporation and MAGENTA Corporation, to Cynthia Flanders and Eileen Chow (trustees) and NationsBank, N.A.
10.26***	Guaranty Agreement, dated April 1, 1998, by BioReliance Corporation in favor of NationsBank, N.A.
10.27***	Loan Agreement, dated April 1, 1998, between BPG Industrial Partners II, LLC, NationsBank, N.A. and, for certain purposes, BioReliance Corporation
10.28†	Loan Agreement, dated June 28, 1999, by and between Department of Business and Economic Development, a principal department of the State of Maryland and BioReliance Corporation
10.29	BioReliance 2001 Employee Stock Purchase Plan, adopted September 11, 2001
21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Power of Attorney (included on signature page).

*	Incorporated by reference to the Corporation’s Registration Statement on Form S-1, as filed with the Securities and Exchange Commission (Form No. 333-25071)

**	Incorporated by reference to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997

***	Incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998

†	Incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999

‡	Incorporated by reference to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999