Form 10-Q
period 2002-03-31
BIORELIANCE CORP
filed 2002-05-15
CIK 1036629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________

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

     YES  X     NO

As of April 30, 2002, 8,425,997 shares of registrant’s common stock, par value $.01 per share, were outstanding.

BIORELIANCE CORPORATION

TABLE OF CONTENTS

Page
Number

PART I FINANCIAL INFORMATION

Item 1 — Financial Statements:

Consolidated Balance Sheets as of December 31, 2001 and March 31, 2002 (Unaudited)	3

Consolidated (Unaudited) Statements of Income for the Three Months Ended March 31, 2001 and 2002	4

Consolidated (Unaudited) Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2002	5

Notes to Consolidated (Unaudited) Financial Statements	6

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3 — Quantitative and Qualitative Disclosures About Market Risks	20

PART II OTHER INFORMATION	21

SIGNATURES	22

EXHIBIT INDEX	23

BIORELIANCE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

		March 31,
	December 31,	2002
	2001	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$27,536	$28,626
Accounts receivable, net	22,335	20,221
Other current assets	1,747	1,960

Total current assets	51,618	50,807
Property and equipment, net	39,177	39,406
Deposits and other assets	280	514
Deferred income taxes	1,062	1,062

Total assets	$92,137	$91,789

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$919	$918
Accounts payable	2,312	1,663
Accrued employee compensation and benefits	5,323	2,486
Other accrued liabilities	2,544	3,692
Customer advances	4,972	4,896
Deferred income taxes	4,102	4,102

Total current liabilities	20,172	17,757
Long-term debt and capital lease obligations	10,977	10,644

Total liabilities	31,149	28,401

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value: 6,900,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value: 15,000,000 shares authorized; 8,362,040 and 8,420,125 shares issued and outstanding	84	84
Additional paid-in capital	55,018	55,359
Retained earnings	7,782	9,879
Accumulated other comprehensive income (expense)	(1,896)	(1,934)

Total stockholders’ equity	60,988	63,388

Total liabilities and stockholders’ equity	$92,137	$91,789

The accompanying notes are an integral part of these consolidated financial statements.

BIORELIANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2001	2002

Revenue	$15,268	$19,013

Expenses:
Cost of sales	10,513	11,022
Selling, general and administrative	3,758	4,189
Research and development	381	262

	14,652	15,473

Income from operations	616	3,540

Other (income) expense:
Interest income	(258)	(130)
Interest expense	228	154
Other expense	158	209

	128	233

Income before income taxes	488	3,307
Income tax provision	100	1,210

Net income	$388	$2,097

Net income per share :
Basic	$0.05	$0.25

Diluted	$0.05	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

BIORELIANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2001	2002

Cash flows from operating activities:
Net income	$388	$2,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,171	1,137
Amortization expense	17	—
Amortization of bond discounts	(96)	—
Loss on disposal	—	66
Deferred income taxes, net	(230)	—
Changes in current assets and liabilities:
Accounts receivable, net	798	2,026
Other current assets	(636)	(218)
Accounts payable	(418)	(626)
Accrued employee compensation and benefits	(826)	(2,829)
Other accrued liabilities	(73)	1,156
Customer advances	579	10
Increase in deposits and other assets	(117)	(251)

Net cash provided by operating activities	557	2,568

Cash flows from investing activities:
Purchases of marketable securities	(2,455)	—
Proceeds from the maturities of marketable securities	6,500	—
Purchases of property and equipment	(714)	(1,429)

Net cash provided by (used in) investing activities	3,331	(1,429)

Cash flows from financing activities:
Proceeds from exercise of stock options	59	341
Payments on debt and capital lease obligations	(301)	(229)

Net cash provided (used in) financing activities	(242)	112

Effect of exchange rate changes on cash and cash equivalents	(136)	(161)

Net increase in cash and cash equivalents	3,510	1,090
Cash and cash equivalents, beginning of period	8,231	27,536

Cash and cash equivalents, end of period	$11,741	$28,626

The accompanying notes are an integral part of these consolidated financial statements.

BIORELIANCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Description of the Business

     BioReliance Corporation (the “Corporation”) is a contract service organization that provides testing and development, and manufacturing services for biologics and other biomedical products to biotechnology and pharmaceutical companies worldwide.

(2) Interim Financial Statements Presentation

     The accompanying interim financial statements are unaudited and have been prepared by the Corporation pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore these consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in the Corporation’s Annual Report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements for the three-month periods ended March 31, 2001 and 2002 include all normal and recurring adjustments that are necessary for a fair presentation of the results of the interim period. The results of operations for the three-month periods ended March 31, 2001 and 2002 are not necessarily indicative of the results for the entire year ending December 31, 2002.

(3) Net Income Per Share

     The Corporation calculates earnings per share (“EPS”) on both a basic and diluted basis. Dilutive securities are excluded from the computation in periods which they have an anti-dilutive effect. Net income available to common stockholders and common equivalent stockholders is equal to net income for all periods presented.

     The following table represents reconciliations between the weighted average common stock outstanding used in basic EPS and the weighted average common and common equivalent shares outstanding used in diluted EPS for each of the periods presented:

	Three Months
	Ended March 31,
	2001	2002

	(In thousands)
Weighted average common stock outstanding	8,194	8,399
Stock options, as if converted	375	432

Weighted average common and common equivalent shares outstanding	8,569	8,831

(4) Segment Information

     Summarized financial information concerning the Corporation’s reportable segments, for the three months ended March 31, is shown in the following table:

	Three Months
	Ended March 31,
	2001	2002

	(In thousands)
Revenue:
Testing and Development	$13,208	$15,771
Manufacturing	2,060	3,242

Total	$15,268	$19,013

Gross Profit:
Testing and Development	$5,316	$7,705
Manufacturing	(561)	286
Total	$4,755	$7,991

     Summarized financial information concerning the Corporation’s revenue and gross profit by geographic region for the three months ended March 31, is shown in the following table:

	Three Months
	Ended March 31,

	2001	2002

	(In thousands)
Revenue:
United States	$12,841	$15,667
Europe	2,427	3,346

Total	$15,268	$19,013

Gross Profit:
United States	$3,596	$6,192
Europe	1,159	1,799

Total	$4,755	$7,991

(5) New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) 141, “Business Combinations” (FAS 141) and FAS No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Corporation adopted FAS 141 and FAS 142 on a prospective basis as of January 1, 2002. The initial adoption of this guidance is not anticipated to have a material impact on the Corporation’s results of operations or financial position;

however, the guidance may impact the way in which the Corporation would account for future transactions. No such future transactions are contemplated at this time.

     In October 2001, the FASB issued FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). FAS 144 supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business”. The Corporation adopted FAS 144 on January 1, 2002. The initial adoption of this guidance is not anticipated to have a material impact on the Corporation’s results of operations or financial position.

     In April 2002, the FASB issued FAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (FAS 145). FAS 145 rescinds FAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that statement, FAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. FAS No. 145 also rescinds FAS No. 44, “Accounting for Intangible Assets of Motor Carriers” and amends FAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. FAS 45 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Corporation does not believe that adoption of FAS No. 145 will have a material impact on its results of operations or financial position.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Certain statements made in this Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, which generally are not historical in nature, and may contain the words “believe”, “anticipate”, “expect”, “estimate”, “project”, “will be”, “will continue”, “will likely result”, or similar words or phrases. Forward-looking statements in this Report on Form 10-Q include, among others, statements regarding:

•	the anticipated growth of revenue and improvement in profit margins,
•	the Corporation’s ability to use additional capacity in its manufacturing facility and the effect on earnings of underutilization of this facility,
•	the Corporation’s plans to expand capacity in both its testing and development and manufacturing business segments, including the timing and completion of any such expansion,
•	the anticipated increase in selling, general and administrative expenses and the hiring of new employees,
•	plans to improve the Corporation’s information systems and sales and marketing infrastructure,
•	the anticipated leveling off of research and development expenses ,
•	the amount and impact of a change in tax rates,
•	the Corporation’s ability to fund its operations with existing cash, cash flows from operations and its line of credit,
•	the Corporation’s plans to repay debt, and
•	the impact of foreign currency exchange rate fluctuations on the Corporation.

     Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by BioReliance with the SEC, including in its Forms 10-K.

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

Results of Operations
(Dollars in tables are in thousands)

     For the three months ended March 31, 2002, the Corporation had gross revenue of $19.0 million, an increase of 25% over gross revenue of $15.3 million for the three months ended March 31, 2001. Earnings per share for the three months ended March 31, 2002 were $0.24 (diluted) compared with $0.05 (diluted) for the three months ended March 31, 2001.

Gross Revenue by Segment

     The following table shows a comparison of revenue by operational segment for the three months ended March 31, 2001 and 2002:

	Three Months Ended
		March 31,

	2001	2002	% Change

Testing and Development	$13,208	$15,771	19%
Manufacturing	2,060	3,242	57%

Total	$15,268	$19,013	25%

     The increase in testing and development revenue for the three months ended March 31, 2002 is primarily due to the continued increase in the rate of new orders in both the U.S. and Europe. The increase in U.S. testing and development revenue resulted from increases in both biologics testing services and toxicology services. The increase in European testing and development revenue was driven by increases in revenue generated in all major service areas.

     The increase in manufacturing revenue in the three months ended March 31, 2002, is attributable to increases in both U.S. and European manufacturing revenue. The U.S. increase is primarily attributable to an increase in orders for Phase III (large scale) manufacturing services, as the U.S. manufacturing facility continues to ramp-up. However, project delays resulting from client requests for additional process development and regulatory issues offset some of the increase in U.S. manufacturing revenue for the three months ended March 31, 2002.

     Price increases provided a relatively minor portion of the revenue increases in both of the Corporation’s business segments for the three months ended March 31, 2002.

     Approximately 6% of U.S. testing and development, and manufacturing revenue for the three months ended March 31, 2002 resulted from work performed under the Corporation’s major smallpox vaccine contracts. Work under these contracts is subject to government and prime contractor-issued task orders, contract amendments and potential expansion and acceleration; thus, the related revenues cannot be predicted with certainty. As with all government contracts, these contracts are subject to termination by the government at any time.

Gross Revenue by Geographic Regions

     The following table shows a comparison of revenue by geographic region for the three months ended March 31, 2001 and 2002:

	Three Months Ended
	March 31,

	2001	2002	% Change

United States	$12,841	$15,667	22%
Europe	2,427	3,346	38%

Total	$15,268	$19,013	25%

     The increase in revenue generated in the United States for the three months ended March 31, 2002 resulted from increases in orders, which fueled increased revenue for both the testing and development and manufacturing segments.

     The increase in revenue generated in Europe for the three months ended March 31, 2002 reflects ratable increases in revenue generated from all sectors: U.K. testing and development services, U.K. manufacturing services and German manufacturing services.

     The Corporation expects that testing and development revenue will continue to increase in the foreseeable future, and it expects that manufacturing revenue in the U.S. will increase with the Corporation’s vaccine contracts and the ramp-up of projects in the U.S. manufacturing facility, but there can be no assurance that such expectations will prove to be correct. The Corporation is planning for laboratory expansions that would become available to meet anticipated growth in the U.S. and Europe. German manufacturing services continue to run near capacity, and, therefore, further revenue growth in that facility will likely be modest, if at all, for the remainder of 2002. Management expects German manufacturing capacity expansion to be completed in stages in 2003 and 2004.

Gross Profit by Operating Segment

     The following table compares gross profit and gross margin by operational segment for the three months ended March 31, 2001 and 2002:

	Three Months Ended
		March 31,

	2001	2002	% Change

Testing and Development
Gross Profit	$5,316	$7,705	45%
Gross Margin	40%	49%
Manufacturing
Gross Profit	(561)	286	N.M.
Gross Margin	(27%)	9%
Totals

Gross Profit	$4,755	$7,991	68%

Gross Margin	31%	42%

	N.M. = not meaningful

     The increase in testing and development gross margins for the three months ended March 31, 2002 was driven by increased gross profit generated in both the U.S. and the U.K. Increased revenue was only partially offset by an increase in variable costs relating to labor and direct materials.

     The improvement in manufacturing gross margins for the three months ended March 31, 2002 is related to a decrease in the loss generated in the U.S. and an increase in the gross profit generated in Europe. The losses generated in the U.S. decreased due to increases in revenue, only partially offset by increased costs for labor, direct materials and capacity costs related to the U.S. manufacturing facility. Future revenue growth is expected to exceed cost increases related to the U.S. manufacturing facility, thereby improving gross margins. However, the build-out and validation of the U.S. manufacturing facility has demanded and will continue to demand considerable time and resources, and there are high fixed costs related to the facility. The Corporation is utilizing substantially less than full capacity in this facility. This facility will likely constrain earnings for the Corporation at least for the foreseeable future. Management cannot predict when, if ever, the facility will generate positive cash flow. Without the results of operations of this facility, consolidated gross margins would have been 47% for the three months ended March 31, 2002, as compared to 39% for the three months ended March 31, 2001.

Gross Profit by Geographic Region

     The following table compares gross profit and gross margin by geographic region for the three months ended March 31, 2001 and 2002:

	Three Months Ended
		March 31,

	2001	2002	% Change

United States
Gross Profit	$3,596	$6,192	72%
Gross Margin	28%	40%

Europe
Gross Profit	1,159	1,799	55%
Gross Margin	48%	54%

Totals

Gross Profit	$4,755	$7,991	68%

Gross Margin	31%	42%

     The increase in U.S. gross margins for the three months ended March 31, 2002 resulted from increased revenue in both the testing and development and manufacturing segments, only partially offset by increased cost of sales related to the U.S. manufacturing facility, discussed above, and the increased cost of sales resulting from the cost of labor and materials for the testing and development segment. Without the results of operations of the U.S. manufacturing facility, U.S. gross margins would have been 46% for the three months ended March 31, 2002, as compared to 38% for the three months ended March 31, 2001.

     The improvement in European gross margins for the three months ended March 31, 2002 is primarily attributable to increased profit generated by both the testing and development and manufacturing segments, resulting from continued efficient utilization of capacity and higher revenue. The higher margins in the European segment are also impacted by a more favorable product mix.

     The Corporation expects margins in the testing and development segment, both in the U.S. and Europe, to improve slightly with economies of scale in the foreseeable future. The rate of improvement is expected to be impacted by expenditures related to planned additions to capacity beginning in 2003.

Operating Expenses

     The following table shows a comparison of operating expenses, other than cost of sales, for the three months ended March 31, 2001 and 2002:

	Three Months Ended
		March 31,

	2001	2002	% Change

Selling, General and Administrative	$3,758	$4,189	11%

Research and Development	381	262	(31%)

Total	$4,139	$4,451	8%

     Selling, general and administrative expenses increased for the three months ended March 31, 2002, due primarily to an increase in labor and fringe costs. Selling, general and administrative expenses are expected to increase as the Corporation hires additional administrative staff, implements additional applications for its information systems and makes additional investments for technical sales support and its marketing infrastructure. As a percentage of revenue, selling, general and administrative expenses decreased to 22% for the three months ended March 31, 2002 from 25% for the three months ended March 31, 2001. The decrease can be attributed principally to increased revenues and the successful integration of past enhancements and expansion in sales, marketing and information systems.

     Research and development expenses represent the investment of internal resources to develop new methods and tests to support the Corporation’s services. The decrease in these expenses is related to a shift in the corporate priorities from undertaking long-term research projects to the development of tests that can be delivered to the clients in a relatively shorter period. The Corporation expects these expenses to remain near these levels for the foreseeable future.

Non-Operating Expenses

     The following table shows a comparison of non-operating expenses for the three months ended March 31, 2001 and 2002:

	Three Months Ended
	March 31,

	2001	2002	% Change

Net Other (Income) Expense	$128	$233	82%

Income Taxes
Provision	$100	$1,210	1110%
Effective Rate	20%	37%

     The increase in net interest and other expense for the three months ended March 31, 2002 reflects a decrease in interest income only partially offset by a decrease in interest expense. Other expense remained relatively constant. The decrease in interest income is a result of the decrease in interest rates. Interest expense was affected by a decrease in the Corporation’s capital lease obligations and a decrease in the effective interest rate in its debt obligations triggered by improvements in certain financial ratios.

     The increase in the effective tax rate for the three months ended March 31, 2002 is the result of the Corporation’s reversion in 2002 to a tax rate more in line with the Corporation’s historical rates. The lower tax rate for the three months ended March 31, 2001 resulted from the utilization of tax credits and carryforwards in 2001. The Corporation expects tax rates to remain at current levels for the remainder of 2002. Since the Corporation has international operations, its effective tax rate may vary from quarter to quarter due to changes in the distribution of its pre-tax earnings, among other factors.

Liquidity and Capital Resources

     The Corporation has funded its business through existing cash, cash flows from operations, long-term bank loans and capital leases. At March 31, 2002, the Corporation had cash and cash equivalents of $28.6 million, compared to $27.5 million at December 31, 2001.

     The Corporation generated cash flows from operations of $2.6 million for the three months ended March 31, 2002, compared to $0.6 million for the three months ended March 31, 2001. Net income, as adjusted for depreciation, amortization, loss on disposal and deferred income taxes, provided $3.3 million and $1.2 million for the three months ended March 31, 2002 and 2001, respectively. Changes in other assets and liabilities provided cash of $0.7 million for the three months ended March 31, 2002, primarily due to decreases in accounts receivable and increases in other liabilities only partially offset by decreases in accrued employee compensation and benefits and accounts payable, and increases in deposits and other assets and other current assets. Changes in other assets and liabilities used cash of $0.7 million for the three months ended March 31, 2001, primarily due to decreases in accounts payable and accrued employee compensation and benefits and an increase in other current assets, partially offset by a decrease in accounts receivable and an increase in customer advances.

     Working capital increased to $33.0 million at March 31, 2002 from $31.4 million at December 31, 2001. This increase was due to a decrease in current liabilities, only partially offset by a decrease in current assets. The decrease in current liabilities results from decreases in accrued employee compensation and benefits, accounts payable and customer advances, partially offset by an increase in other accrued liabilities. The decrease in current assets results from a decrease in accounts receivable, partially offset by an increase in cash and cash equivalents and other current assets.

     The Corporation believes that its existing cash and cash equivalents of $28.6 million at March 31, 2002, forecasted operating cash flows for 2002, and available borrowings of $2.0 million under its revolving loan agreement will provide sufficient liquidity to meet the Corporation’s operating plan, planned capital expenditures, and interest and principal payments on the Corporation’s debt for 2002. The Corporation has announced plans to repay on an accelerated basis substantial portions of its debt, capital lease and related interest rate swap obligations. The Corporation expects that such repayments will reduce interest expense net of interest income by approximately $0.5 million per year.

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

Capital Leases

     The Corporation’s manufacturing facility in Rockville, Maryland became operational in the second quarter of 2000. The Corporation leases this facility under three capital leases that require it to make net noncancelable lease payments totaling approximately $10.6 million through 2019. The Corporation has also guaranteed indebtedness related to the construction of this facility of approximately $4.4 million at March 31, 2002. A portion of the lease payments is equivalent to the interest and principal due on the indebtedness.

     Under an interest rate swap with respect to one of these capital leases, the variable interest rate portion of the indebtedness was effectively converted into debt with a fixed rate of 6.14% per annum. This swap expires on November 1, 2009. Amounts paid or received under the interest rate swap are recognized as interest income or expense in the periods in which they accrued and are recorded in the same category as that arising from the indebtedness. As a result of a decrease in the variable interest rate, for the three months ended March 31, 2002, the Corporation recorded $46,000 of additional interest expense related to this interest rate swap. In accordance with the Statement of Financial Accounting Standard (FAS) 133, the Corporation adjusted the liability for the change in the fair value of this swap from $232,000 at December 31, 2001 to $161,000 at March 31, 2002. The corresponding amount is reflected in other comprehensive expense, as the Corporation has met the criteria of FAS 133 to record the contract as a cash flow hedge. This hedge will be extinguished with the lease obligation to which it pertains.

     The Corporation accounts for the leases and subleases of the manufacturing facility as capital leases. The assets underlying the capital leases are included with the Corporation’s owned property and equipment at March 31, 2002. Property and equipment at March 31, 2002 included approximately $7.1 million, net of accumulated depreciation and amortization, related to these capital leases. The related obligation is included in the Corporation’s liabilities at March 31, 2002.

Capital Expenditures

     During the three months ended March 31, 2002 and 2001, the Corporation invested $1.4 million and $0.7 million, respectively, for capital expenditures. These capital expenditures were for additional equipment related to the new U.S. manufacturing facility and other operating needs.

     Estimated capital expenditures of $13 million for the remainder of 2002 include capacity expansions in U.S. biologics testing, U.S. manufacturing and German manufacturing. The Corporation’s plans also include additional investments in information systems, as well as normal replacements.

     The Corporation expects to continue expanding its operations through internal growth, and expansion of capacity in most or all of its operating facilities. The Corporation expects to fund its growth and its planned capital expenditures from existing cash, cash flows from operations, bank borrowings and lease or other financing to the extent that funds are available on favorable terms and conditions. While the Corporation remains confident that expansion of its capacity will contribute to growth, there can be no assurance that such expansion will be fully utilized or that funding for the plans will meet with the Corporation’s expectations.

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

Borrowings and Credit Facilities

     The Corporation has a mortgage loan of $4.3 million from Bank of America with a maturity date of November 30, 2009 that was used to finance the construction of one of its facilities in Rockville, Maryland. In addition to a principal payment of $10,576 per month, the mortgage loan bears interest at the London Inter-Bank Offering Rate (“LIBOR”) plus the applicable LIBOR Rate Additional Percentage (“LIBOR Rate Option”). The LIBOR Rate Option ranges from 1.0% to 2.15% depending on the Corporation achieving certain funded debt to EBITDA ratios. At March 31, 2002, the applicable interest rate on the mortgage loan was 3.28% and the LIBOR Rate Option was 1.40%. At March 31, 2002, approximately $2.3 million was outstanding on the mortgage loan.

     Under an interest rate swap, the variable interest rate portion of the mortgage loan was effectively converted into debt with a fixed rate of 6.14% per annum. This swap expires November 1, 2009. Amounts paid or received under the interest rate swap are recognized as interest income or expense in the periods in which they accrued and are recorded in the same category as that arising from the mortgage loan. As a result of a decrease in the variable interest rate, for the three months ended March 31, 2002, the Corporation recorded $23,000 of additional interest expense related to the interest rate swap. In accordance with FAS 133, the Corporation adjusted the liability for the change in the fair value of this swap from $116,000 at December 31, 2001 to $81,000 at March 31, 2002. The corresponding amount is reflected in other comprehensive expense, as the Corporation has met the criteria of FAS 133 to record the contract as a cash flow hedge. This hedge will be extinguished with the mortgage loan to which it pertains.

     The Corporation has available borrowings up to $2.0 million under a revolving loan agreement with Bank of America. The revolving loan agreement requires monthly interest payments on the unpaid principal. The unpaid principal and all unpaid accrued interest is payable in full on May 31, 2003, and the line of credit expires at that time. Amounts borrowed under the revolving loan agreement bear interest at the LIBOR rate plus the applicable LIBOR Rate Option that ranges from 0.85% to 2.0% depending on the Corporation achieving certain funded debt to EBITDA ratios. During the three months ended March 31, 2002, no amounts were borrowed under this revolving loan agreement.

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

     At March 31, 2002, the Corporation was in compliance with all covenants under its loan agreements.

     The Corporation has a $3.0 million loan from the Department of Business and Economic Development, a department of the State of Maryland. The Corporation was required to use the proceeds to expand and relocate its activities in Rockville, Maryland. The loan requires quarterly principal payments of $107,143 plus accrued interest and matures on June 30, 2006. The loan bears interest at rates from 0.0% to 7.5% based on the Corporation’s achieving specific employment levels over the next six years. The current interest rate is 0.0%. The terms of the loan contain annual reporting requirements, including the reporting of employment data. At March 31, 2002, approximately $1.9 million was outstanding on the loan.

Foreign Currency

     The accounts of the Corporation’s international subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated into United States dollars at period-end exchange rates, and revenue and expense accounts are translated at average monthly exchange rates. Net exchange gains and losses resulting from these translations are excluded from net income and are accumulated in a separate component of stockholders’ equity. Translation gains and losses that arise from some intercompany transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. The Corporation recorded net exchange losses of $0.1 million and $0.3 million for the three months ended March 31, 2002 and 2001, respectively.

     Since the revenues and expenses of the Corporation’s international operations generally are denominated in local currencies, exchange rate fluctuations between such local currencies and the United States dollar will subject the Corporation to currency translation risk with respect to the reported results of its international operations as well as to other risks sometimes associated with international operations. The Corporation derived 17.6% and 15.9% of its revenue for the three months ended March 31, 2002 and 2001, respectively, from services performed in the United Kingdom and Germany. In addition, the Corporation may be subject to currency risk when the Corporation’s service contracts are denominated in a currency other than the currency in which the Corporation incurs expenses related to such contracts.

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

     On January 1, 1999, the participating countries adopted the Euro as their local currency, initially available for currency trading on currency exchanges and non cash (banking) transactions. On or before July 1, 2002, the participating countries are planned to withdraw all legacy currency and use the Euro exclusively. The introduction of the Euro has not had a material adverse effect on the Corporation, and the Corporation does not anticipate any material adverse effects as other currencies are phased out. However, unforeseen legislation, changes in commercial cross-border practices or a significant devaluation of the Euro could have an adverse effect on the future results of operations and financial position of the Corporation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

     The Corporation is exposed to market risk from adverse changes in interest rates and foreign currency exchange rates.

Interest Rate Risks

     The Corporation is exposed to interest rate risk primarily through its investments in short-term marketable securities and cash equivalents and its debt agreements. The Corporation’s investment policy stipulates investment in short-term, low risk instruments. At March 31, 2002, the Corporation did not have any investments in government securities, governmental agency securities, and commercial paper. At March 31, 2002, the Corporation had $28.6 million in cash and cash equivalents. A rise in interest rates would have an adverse impact on the fair market value of fixed rate securities. If interest rates fall, floating rate securities may generate less interest income. The Corporation manages its exposure to interest rate risks through investing in securities with maturities of one year or less.

     Additionally, the Corporation is exposed to risk from changes in interest rates as a result of its borrowing activities. At March 31, 2002, the Corporation had total debt of $11.6 million. The Corporation’s debt consists of a mortgage loan with approximately $2.3 million outstanding; a State of Maryland loan with approximately $1.9 million outstanding; and capital lease obligations of approximately $7.3 million. The Corporation has announced plans to repay a substantial portion of this debt.

     The Corporation is a party to an interest rate swap, whereby the variable interest rate portion of the Corporation’s mortgage loan was effectively converted into debt with a fixed rate of 6.14% per annum. The Corporation is also a party to a separate interest rate swap whereby the variable interest rate portion of the indebtedness relating to a capital lease for its U.S. manufacturing facility was also converted into debt with a fixed rate of 6.14%. Both agreements expire on November 1, 2009.

Foreign Currency Exchange Risk

     The Corporation’s international operations are subject to foreign exchange rate fluctuations. The Corporation derived 17.6% of its revenue for the three months ended March 31, 2002 from services performed in the United Kingdom and Germany. The Corporation does not hedge its foreign currency exposure. Management does not believe that the Corporation’s exposure to foreign currency rate fluctuations is material. See “Foreign Currency” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of our foreign currency risks and exposures.

PART II – – OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities and Use of Proceeds

     As of March 31, 2002, the Corporation had used approximately $17.9 million of the net proceeds from its initial public offering toward planning and construction for manufacturing expansion, purchases of laboratory equipment and information systems hardware and software, and debt repayments.

     At March 31, 2002, approximately $14.3 million of the net proceeds of the initial public offering was invested in money market funds.

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

Dated: May 15, 2002

BioReliance Corporation (Registrant)

By /s/Capers W. McDonald

Capers W. McDonald President and Chief Executive Officer

By /s/John L. Coker

John L. Coker
Vice President, Finance and Administration,Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

10.1	Employment Agreement — Ronald R. Baker

10.2	Employment Agreement — David Jacobson-Kram

10.3	Employment Agreement — Allan J. Darling