Form 10-Q
period 2002-06-30
BIORELIANCE CORP
filed 2002-08-14
CIK 1036629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

YES   X             NO

As of July 31, 2002, 8,442,790 shares of registrant’s common stock, par value $.01 per share, were outstanding.

BIORELIANCE CORPORATION

TABLE OF CONTENTS

Page
Number

PART I FINANCIAL INFORMATION

Item 1 – Financial Statements:

Consolidated Balance Sheets as of December 31, 2001 and June 30, 2002 (Unaudited)	3

Consolidated (Unaudited) Statements of Income for the Three and Six Months Ended June 30, 2001 and 2002	4

Consolidated (Unaudited) Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2002	5

Notes to Consolidated (Unaudited) Financial Statements	6

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3 – Quantitative and Qualitative Disclosures About Market Risks	20

PART II OTHER INFORMATION	21

SIGNATURES	23

EXHIBIT INDEX	24

BIORELIANCE CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

		June 30,
	December 31,	2002
	2001	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$27,536	$34,359
Accounts receivable, net	22,335	21,563
Other current assets	1,747	2,507

Total current assets	51,618	58,429
Property and equipment, net	39,177	40,244
Deposits and other assets	280	233
Deferred income taxes	1,062	918

Total assets	$92,137	$99,824

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$919	$918
Accounts payable	2,312	2,287
Accrued employee compensation and benefits	5,323	3,619
Other accrued liabilities	2,544	4,690
Customer advances	4,972	6,245
Deferred income taxes	4,102	4,522

Total current liabilities	20,172	22,281
Long-term debt and capital lease obligations	10,977	10,685

Total liabilities	31,149	32,966

Stockholders’ equity:
Preferred stock, $.01 par value: 6,900,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value: 15,000,000 shares authorized; 8,362,040 and 8,442,268 shares issued and outstanding	84	84
Additional paid-in capital	55,018	55,532
Retained earnings	7,782	12,682
Accumulated other comprehensive income	(1,896)	(1,440)

Total stockholders’ equity	60,988	66,858

Total liabilities and stockholders’ equity	$92,137	$99,824

The accompanying notes are an integral part of these consolidated financial statements.

BIORELIANCE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

Revenue	$16,331	$20,733	$31,599	$39,746

Expenses:
Cost of sales	10,692	11,971	21,205	22,993
Selling, general and administrative	4,006	4,332	7,764	8,521
Research and development	362	194	743	456

Total operating expenses	15,060	16,497	29,712	31,970

Income from operations	1,271	4,236	1,887	7,776

Other (income) expense:
Interest income	(228)	(187)	(486)	(317)
Interest expense	203	268	431	422
Other (income) expense	113	(259)	271	(50)

Net other (income) expense	88	(178)	216	55

Income before income taxes	1,183	4,414	1,671	7,721
Income tax provision	295	1,608	395	2,818

Net income	$888	$2,806	$1,276	$4,903

Net income per share:

Basic	$0.11	$0.33	$0.16	$0.58

Diluted	$0.10	$0.31	$0.15	$0.55

The accompanying notes are an integral part of these consolidated financial statements.

BIORELIANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2001	2002

Cash flows from operating activities:
Net income	$1,276	$4,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,225	2,300
Compensation element of options	39	—
Amortization expense	28	—
Amortization of bond discounts	(114)	—
Loss on disposal	19	128
Deferred income taxes, net	(200)	564
Changes in current assets and liabilities:
Accounts receivable, net	1,635	964
Other current assets	(519)	(728)
Accounts payable	(135)	(164)
Accrued employee compensation and benefits	(212)	(1,721)
Other accrued liabilities	(66)	2,119
Customer advances	728	991
(Increase) decrease in deposits and other assets	(129)	126

Net cash provided by operating activities	4,575	9,482

Cash flows from investing activities:
Purchases of marketable securities	(2,455)	—
Proceeds from the maturities of marketable securities	11,000	—
Purchases of property and equipment	(1,517)	(3,608)
Proceeds from the sale of property and equipment	—	70

Net cash provided by (used in) investing activities	7,028	(3,538)

Cash flows from financing activities:
Proceeds from exercise of stock options	98	514
Payments on debt and capital lease obligations	(607)	(464)

Net cash used in financing activities	(509)	50

Effect of exchange rate changes on cash and cash equivalents	(210)	829

Net increase in cash and cash equivalents	10,884	6,823
Cash and cash equivalents, beginning of period	8,231	27,536

Cash and cash equivalents, end of period	$19,115	$34,359

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

(2) Interim Financial Statements Presentation

     The accompanying interim financial statements are unaudited and have been prepared by the Corporation pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore these consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in the Corporation’s Annual Report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements for the three-month and six-month periods ended June 30, 2001 and 2002 include all normal and recurring adjustments that are necessary for a fair presentation of the results of the interim period. The results of operations for the three-month and six-month periods ended June 30, 2001 and 2002 are not necessarily indicative of the results for the entire year ending December 31, 2002.

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

     The following table represents reconciliations between the weighted average common stock outstanding used in basic EPS and the weighted average common and common equivalent shares outstanding used in diluted EPS for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2002	2001	2002

Weighted average common stock outstanding	8,204	8,430	8,199	8,415
Stock options, as if converted	363	488	369	490

Weighted average common and common equivalent shares outstanding	8,567	8,918	8,568	8,905

(4) Segment Information

     Summarized financial information concerning the Corporation’s reportable segments for the three months and six months ended June 30 is shown in the following table (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2001	2002	2001	2002

Revenue:
Testing and Development	$13,753	$17,575	$26,961	$33,346
Manufacturing	2,578	3,158	4,638	6,400

Total	$16,331	$20,733	$31,599	$39,746

Gross Profit:
Testing and Development	$5,979	$8,897	$11,295	$16,602
Manufacturing	(340)	(135)	(901)	151

Total	$5,639	$8,762	$10,394	$16,753

     Summarized financial information concerning the Corporation’s revenue and gross profit by geographic region for the three months and six months ended June 30 is shown in the following table (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2001	2002	2001	2002

Revenue:
United States	$13,484	$17,079	$26,325	$32,746
Europe	2,847	3,654	5,274	7,000

Total	$16,331	$20,733	$31,599	$39,746

Gross Profit:
United States	$4,253	$6,803	$7,849	$12,995
Europe	1,386	1,959	2,545	3,758

Total	$5,639	$8,762	$10,394	$16,753

(5) New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. (FAS) 141, “Business Combinations” (FAS 141) and FAS 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Corporation was required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded after June 30, 2001. The initial adoption of this guidance did not have a material impact on the Corporation’s results of operations or financial position. The guidance may impact the way in which the Corporation will account for future transactions.

     In October 2001, the FASB issued FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). FAS 144 supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business”. The Corporation adopted FAS 144 on January 1, 2002. The initial adoption of this guidance has not had a material impact on the Corporation’s results of operations or financial position.

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

     In June 2002, the Financial Accounting Standards Board issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146). FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Corporation does not expect application of this Statement to have a material impact on the Corporation’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Certain statements made in this Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, which generally are not historical in nature, and may contain the words “believe”, “anticipate”, “expect”, “estimate”, “project”, “will be”, “will continue”, “will likely result”, or similar words or phrases. Forward-looking statements in this Report on Form 10-Q include, among others, statements regarding:

•	the anticipated growth of revenue and improvement in profit margins,

•	the Corporation’s ability to use additional capacity in its manufacturing facility and the effect on earnings of underutilization of this facility,

•	the Corporation’s plans to expand capacity in both its testing and development and manufacturing business segments, including the timing and completion of any such expansion,

•	the anticipated increase in selling, general and administrative expenses and the hiring of new employees,

•	plans to improve the Corporation’s information systems and sales and marketing infrastructure,

•	the anticipated leveling off of research and development expenses,

•	the amount and impact of a change in tax rates,

•	the Corporation’s ability to fund its operations with existing cash, cash flows from operations and its line of credit, and

•	the impact of foreign currency exchange rate fluctuations on the Corporation.

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

Results of Operations
(Dollars in tables are in thousands)

     For the three months ended June 30, 2002, the Corporation had gross revenue of $20.7 million, an increase of 27% over gross revenue of $16.3 million for the three months ended June 30, 2001. Earnings per share for the three months ended June 30, 2002 were $0.31 (diluted) compared with $0.10 (diluted) for the three months ended June 30, 2001.

     For the six months ended June 30, 2002, the Corporation had gross revenue of $39.8 million, an increase of 26% over gross revenue of $31.6 million for the six months ended June 30, 2001. Earnings per share for the six months ended June 30, 2002 were $0.55 (diluted) compared with $0.15 (diluted) for the six months ended June 30, 2001.

Gross Revenue by Segment

     The following table shows a comparison of revenue by operational segment for the three months and six months ended June 30, 2001 and 2002:

	Three Months Ended			Six Months Ended
	June 30,			June 30,

			Fav.			Fav.
	2001	2002	(Unfav.) %	2001	2002	(Unfav.) %

Testing and Development	$13,753	$17,575	28%	$26,961	$33,346	24%

Manufacturing	2,578	3,158	22%	4,638	6,400	38%

Total	$16,331	$20,733	27%	$31,599	$39,746	26%

     The increases in testing and development revenue for the three months and six months ended June 30, 2002 are due primarily to the continued increases in the rates of new orders, both in the U.S. and Europe. The increase in U.S. testing and development revenue results from increases in both biologics testing services and toxicology services. The increase in European testing and development revenue was driven by increases in revenue generated in all major service areas.

     The increases in manufacturing revenues for the three months and six months ended June 30, 2002 are primarily attributable to increases in U.S. Phase III (large scale) manufacturing revenue, partially offset by modest decreases in U.S. Phase I/II and European manufacturing revenue. The increase in U.S. Phase III manufacturing revenue is a result of the continued ramp-up of the Corporation’s U.S. manufacturing facility. However, project delays resulting from client requests for additional process development and client regulatory issues offset some of the increase in U.S. manufacturing revenue for the three months and six months ended June 30, 2002.

     Price increases provided a relatively minor portion of the revenue increases in both of the Corporation’s business segments for the three months and six months ended June 30, 2002.

     Approximately 5% and 6% of the Corporation’s total revenue for the three months and six months ended June 30, 2002, respectively, resulted from work performed under the Corporation’s smallpox vaccine contracts. Approximately 17% and 21% of the Corporation’s manufacturing revenue for the three months and six months ended June 30, 2002, respectively, resulted from work performed under these smallpox vaccine contracts. Work under these contracts is subject to government prime contractor-issued task orders, contract amendments and potential expansion and acceleration; thus, the future revenue related to these contracts cannot be predicted with certainty. As with all government contracts, these contracts are subject to termination by the government at any time.

Gross Revenue by Geographic Region

     The following table shows a comparison of revenue by geographic region for the three months and six months ended June 30, 2001 and 2002:

	Three Months Ended			Six Months Ended
	June 30,			June 30,

			Fav.			Fav.
	2001	2002	(Unfav.) %	2001	2002	(Unfav.) %

United States	$13,484	$17,079	27%	$26,325	$32,746	24%

Europe	2,847	3,654	28%	5,274	7,000	33%

Total	$16,331	$20,733	27%	$31,599	$39,746	26%

     The increases in revenue generated in the United States for the three months and six months ended June 30, 2002 resulted from increases in orders, which fueled increased revenue from both the testing and development and manufacturing segments.

     The increases in revenue generated in Europe for the three months and six months ended June 30, 2002 reflect an increase in revenue generated in the U.K., partially offset by a modest decrease in revenue generated from the Corporation’s German manufacturing facility.

     The Corporation expects that testing and development revenue will continue to increase in the foreseeable future, and it expects that manufacturing revenue in the U.S. will increase with the Corporation’s smallpox vaccine and other commercial contracts, and the ramp-up of other projects in the U.S. manufacturing facility, but there can be no assurance that any such expectations will prove to be correct. The Corporation is planning for laboratory expansions that would become available to meet anticipated growth in the U.S. and Europe over a two-to-three year period. The Corporation’s German manufacturing facility continues to run near capacity, and, therefore, further revenue growth in that facility will likely be modest, if at all, for the remainder of 2002. Management is considering expansion of German manufacturing capacity in 2003 and 2004, but cannot expect revenue increases, if any, from the expansion until after those periods.

Gross Profit by Operating Segment

     The following table compares gross profit and gross margin by operational segment for the three months and six months ended June 30, 2001 and 2002:

	Three Months Ended			Six Months Ended
	June 30,			June 30,

			Fav.			Fav.
	2001	2002	(Unfav.) %	2001	2002	(Unfav.) %

Testing and Development
Gross Profit	$5,979	$8,897	49%	$11,295	$16,602	47%
Gross Margin	43%	51%		42%	50%

Manufacturing
Gross Profit (Loss)	(340)	(135)	60%	(901)	151	N.M.
Gross Margin	(13%)	(4%)		(19%)	2%

Totals
Gross Profit	$5,639	$8,762	55%	$10,394	$16,753	61%
Gross Margin	35%	42%		33%	42%

				N.M. = Not Meaningful

     The increases in testing and development gross margins for the three months and six months ended June 30, 2002 were driven by increased gross profits generated in both the U.S. and the U.K. Increased revenue was only partially offset by an increase in variable costs relating to labor, direct materials, and subcontracted work.

     The improvement in manufacturing gross margins for the three months and six months ended June 30, 2002 is due to a significant decrease in the losses generated in the U.S., offset slightly by a relatively small decrease in gross profits from European manufacturing operations. The losses generated in the U.S. decreased due to increases in revenue, which were partially offset by variable costs relating to labor and direct materials.

     The Corporation expects future revenue growth to exceed cost increases related to its U.S. manufacturing facility, thereby improving gross margins. However, the build-out and validation of this facility has demanded and will continue to demand considerable time and resources, and there are high fixed costs related to the facility. The Corporation continues to utilize substantially less than full capacity in this facility. This facility will likely constrain earnings for the Corporation at least for the foreseeable future. Management cannot predict when, if ever, the facility will generate profits. Without the results of operations of this facility, the Corporation’s total gross margins would have been 49% and 48%, respectively for the three months and six months ended June 30, 2002, as compared to 43% and 41% respectively, for the three months and six months ended June 30, 2001.

Gross Profit by Geographic Region

     The following table compares gross profit and gross margin by geographic region for the three months and six months ended June 30, 2001 and 2002:

	Three Months Ended			Six Months Ended
	June 30,			June 30,

			Fav.			Fav.
	2001	2002	(Unfav.) %	2001	2002	(Unfav.) %

United States
Gross Profit	$4,253	$6,802	60%	$7,849	$12,994	66%
Gross Margin	32%	40%		30%	40%

Europe
Gross Profit	1,386	1,960	41%	2,545	3,759	48%
Gross Margin	49%	54%		48%	54%

Totals

Gross Profit	$5,639	$8,762	55%	$10,394	$16,753	61%
Gross Margin	35%	42%		33%	42%

     The increase in U.S. gross margins for the three months and six months ended June 30, 2002 resulted from increased revenue in both the testing and development and manufacturing segments, partially offset by increased variable costs relating to labor, direct materials, and subcontracted work. Without the results of operations of the U.S. manufacturing facility, U.S. gross margins would have been 48% and 47%, respectively for the three months and six months ended June 30, 2002, as compared to 41% and 39% respectively, for the three months and six months ended June 30, 2001.

     The improvement in European gross margins for the three months and six months ended June 30, 2002 is primarily attributable to increased profit in the testing and development segment resulting from continued efficient utilization of capacity, higher revenue, and a more favorable product mix. This improvement was partially offset by a decreased gross margin in the European manufacturing segment.

     The Corporation expects margins in the testing and development segment, both in the U.S. and Europe, to improve moderately with economies of scale in the foreseeable future. The rate of improvement is expected to be impacted by expenditures related to planned additions to capacity beginning in 2003.

Operating Expenses

     The following table shows a comparison of operating expenses, other than cost of sales, for the three months and six months ended June 30, 2001 and 2002:

	Three Months Ended			Six Months Ended
	June 30,			June 30,

			Fav.			Fav.
	2001	2002	(Unfav.) %	2001	2002	(Unfav.) %

Selling, General and Administrative	$4,006	$4,332	(8%)	$7,764	$8,521	(10%)
Research and Development	362	194	46%	743	456	39%

Total	$4,368	$4,526	(4%)	$8,507	$8,977	(6%)

     Selling, general and administrative expenses increased for the three months and six months ended June 30, 2002 primarily due to increases in professional fees associated with non-continuing projects and labor and fringe costs. Selling, general and administrative expenses are expected to increase as the Corporation hires additional administrative staff, implements additional applications for its information systems and makes additional investments for technical sales support and its marketing infrastructure. As a percentage of revenue, selling, general and administrative expenses decreased to 21% for the three months and six months ended June 30, 2002 from 25% for the three months and six months ended June 30, 2001. The decrease can be attributed principally to increased revenues, on-going expense controls, and the successful integration of past enhancements and expansion in sales, marketing and information systems. In June 2002, the Corporation accrued expenses in the amount of $50,000 for professional fees for services provided by related parties.

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

Non-Operating Expenses

     The following table shows a comparison of non-operating expenses for the three months and six months ended June 30, 2001 and 2002:

	Three Months Ended			Six Months Ended
	June 30,			June 30,

			Fav.			Fav.
	2001	2002	(Unfav.) %	2001	2002	(Unfav.) %

Other Expense (Income)	$88	$(178)	N.M	$216	$55	75%

Income Taxes
Provision	$295	$1,608	(445%)	$395	$2,818	(613%)
Effective Rate	25%	36%		24%	36%

	N.M. = not meaningful

     The Corporation’s net other expense (income) improved for the three months and six months ended June 30, 2002 compared to corresponding amounts for the three months and six months ended June 30, 2001. The changes were primarily due to foreign currency translation gains and business tax refunds, partially offset by increased losses on the disposal of fixed assets and increased net interest expense (income) due to lower interest rates on the Corporation’s money market investments.

     The increase in the effective tax rate for the three months and six months ended June 30, 2002 is the result of the Corporation’s reversion in 2002 to a tax rate more in line with the Corporation’s long-term historical rates. The lower tax rate for the three months and six months ended June 30, 2001 resulted from the utilization of tax credits and carry forwards in 2001. The Corporation expects tax rates to remain at current levels for the remainder of 2002. Since the Corporation has international operations, its effective tax rate may vary from quarter to quarter due to changes in the distribution of its pre-tax earnings, among other factors.

Liquidity and Capital Resources

     The Corporation has funded its business through existing cash, cash flows from operations, long-term bank loans and capital leases. At June 30, 2002, the Corporation had cash, cash equivalents and marketable securities of $34.4 million, compared to $27.5 million at December 31, 2001.

     The Corporation generated cash flows from operations of $9.5 million for the six months ended June 30, 2002, compared to $4.6 million for the six months ended June 30, 2001. Net income as adjusted for depreciation, amortization, compensation element of options, loss on disposal and deferred income taxes, provided $7.9 million and $3.3 million for the six months ended June 30, 2002 and 2001, respectively. Changes in other assets and liabilities provided cash of $1.6 million for the six months ended June 30, 2002, primarily due to decreases in accounts receivable and increases in other accrued liabilities and customer advances, only partially offset by increases in other current assets and decreases in accounts payable and accrued employees compensation and benefits. Changes in other assets and liabilities provided cash of $1.3 million for the six months ended June 30, 2001, primarily due to decreases in accounts receivable and increases in customer advances, only partially offset by increases in other current assets and decreases in various liability accounts.

     Foreign currency exchange fluctuations provided cash of $0.8 million for the six months ended June 30, 2002 as a result of the euro strengthening against the dollar as compared to using cash of $0.2 million for the six months ended June 30, 2001.

     Working capital increased to $36.0 million at June 30, 2002 from $31.4 million at December 31, 2001. This increase was due to an increase in current assets, partially offset by an increase in current liabilities. The increase in current assets was due to increases in cash and cash equivalents and other current assets, partially offset by a decrease in accounts receivable. The increase in current liabilities was primarily due to an increase in other current liabilities, customer advances and deferred income taxes, partially offset by decreases in accounts payable and accrued employee compensation and benefits.

     The Corporation believes that its existing cash and cash equivalents of $34.4 million at June 30, 2002, cash flows from operations for 2002, and available borrowings of $2.0 million under its revolving loan agreement will provide sufficient liquidity to meet the Corporation’s operating plan, planned capital expenditures, and interest and principal payments on the Corporation’s debt for 2002. The Corporation had previously announced plans to repay on an accelerated basis substantial portions of its debt, capital lease and related interest rate swap obligations. The Corporation has postponed this action, as a result of changes in the economy and the financial markets.

     A decrease in demand for the Corporation’s services could reduce operating cash flows, which in turn would impact liquidity. The key factors that could affect the Corporation’s sources of cash include the following:

•	the Corporation’s ability to generate orders for new contracts;

•	the ability of the Corporation to utilize its facilities, particularly the U.S. manufacturing facility;

•	the size and growth of the overall markets for biopharmaceuticals; and,

•	the economy in the U.S. and Europe

     Additionally, a significant deterioration in the Corporation’s financial performance and ratios could accelerate the maturity of principal outstanding under the Corporation’s loans.

Capital Leases

     The Corporation’s U.S. manufacturing facility in Rockville, Maryland became operational in the second quarter of 2000. The Corporation leases this facility under three capital leases that require it to make net noncancelable lease payments totaling approximately $11.7 million through 2019. The Corporation has also guaranteed indebtedness related to the construction of this facility of approximately $4.3 million at June 30, 2002. A portion of the lease payments is equivalent to the interest and principal due on the indebtedness.

     Under an interest rate swap with respect to one of these capital leases, the variable interest rate portion of the indebtedness was effectively converted into debt with a fixed rate of 6.14% per annum. This swap expires on November 1, 2009. Amounts paid or received under the interest rate swap are recognized as interest income or expense in the periods in which they accrued and are recorded in the same category as that arising from the indebtedness. As a result of a decrease in the variable interest rate, for the three months and six months ended June 30, 2002, the Corporation recorded $51,000 and $97,000, respectively, of additional interest expense related to this interest rate swap. In accordance with the Statement of Financial Accounting Standard (FAS) 133, the Corporation adjusted the liability for the change in the fair value of this swap from $232,000 at December 31, 2001 to $350,000 at June 30, 2002. The corresponding amount is reflected in other comprehensive expense, as the Corporation has met the criteria of FAS 133 to record the contract as a cash flow hedge. This hedge will be extinguished with the lease obligation to which it pertains.

     The Corporation accounts for the leases and subleases of its U.S. manufacturing facility as capital leases. The assets underlying the capital leases are included with the Corporation’s owned property and equipment at June 30, 2002. Property and equipment at June 30, 2002 included approximately $7.1 million, net of accumulated depreciation and amortization, related to these capital leases. The related obligation is included in the Corporation’s liabilities at June 30, 2002.

Capital Expenditures

     During the six months ended June 30, 2002 and 2001, the Corporation invested $3.6 million and $1.5 million, respectively, for capital expenditures. These capital expenditures were for additional equipment related to the Corporation’s U.S. manufacturing facility and other operating needs.

     Estimated capital expenditures of $8.0 million for the remainder of 2002 include capacity expansions in U.S. biologics testing, U.S. manufacturing and German manufacturing. The Corporation’s plans also include additional investments in information systems, as well as normal replacements.

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

Borrowings and Credit Facilities

     The Corporation has a mortgage loan of $4.3 million from Bank of America with a maturity date of November 30, 2009 that was used to finance the construction of one of its facilities in Rockville, Maryland. In addition to a principal payment of $10,576 per month, the mortgage loan bears interest at the London Inter-Bank Offering Rate (LIBOR) plus the applicable LIBOR Rate Additional Percentage (LIBOR Rate Option). The LIBOR Rate Option ranges from 1.0% to 2.15% depending on the Corporation achieving certain funded debt to EBITDA ratios. At June 30, 2002, the applicable interest rate on the mortgage loan was 1.84% and the LIBOR Rate Option was 1.40%. At June 30, 2002, approximately $2.2 million was outstanding on the mortgage loan.

     Under an interest rate swap, the variable interest rate portion of the mortgage loan was effectively converted into debt with a fixed rate of 6.14% per annum. This swap expires November 1, 2009. Amounts paid or received under the interest rate swap are recognized as interest income or expensed in the periods in which they accrued and are recorded in the same category as that arising from the mortgage loan. As a result of a decrease in the variable interest rate, for the three months and six months ended June 30, 2002, the Corporation recorded $26,000 and $49,000, respectively, of additional interest expense related to the interest rate swap. In accordance with FAS 133, the Corporation adjusted the liability for the change in the fair value of this swap from $116,000 at December 31, 2001 to $168,000 at June 30, 2002. The corresponding amount is reflected in other comprehensive expense, as the Corporation has met the criteria of FAS 133 to record the contract as a cash flow hedge. This hedge will be extinguished with the mortgage loan to which it pertains.

     The Corporation has available borrowings up to $2.0 million under a revolving loan agreement with Bank of America. The revolving loan agreement requires monthly interest payments on the unpaid principal. The unpaid principal and all unpaid accrued interest is payable in full on May 31, 2003, and the line of credit expires at that time. Amounts borrowed under the revolving loan agreement bear interest at the LIBOR rate plus the applicable LIBOR Rate Option that ranges from 0.85% to 2.0% depending on the Corporation achieving certain funded debt to EBITDA ratios. During the first six months of 2002, no amounts were borrowed under this revolving loan agreement.

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

     At June 30, 2002, the Corporation was in compliance with all covenants under its loan agreements.

     The Corporation has a $3.0 million loan from the Department of Business and Economic Development, a department of the State of Maryland. The Corporation was required to use the proceeds to expand and relocate its activities in Rockville, Maryland. The loan requires quarterly principal payments of $107,143 plus accrued interest and matures on June 30, 2006. The loan bears interest at rates from 0.0% to 7.5% based on the Corporation’s achieving specific employment levels through 2005. The current interest rate is 0.0%. The terms of the loan contain annual reporting requirements, including the reporting of employment data. At June 30, 2002, approximately $1.7 million was outstanding on the loan.

Foreign Currency

     The accounts of the Corporation’s international subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated into United States dollars at period-end exchange rates, and revenue and expense accounts are translated at average monthly exchange rates. Net exchange gains and losses resulting from these translations are excluded from net income and are accumulated in a separate component of stockholders’ equity. Translation gains and losses that arise from some intercompany transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. The Corporation recorded net exchange gains of $0.7 million for the three months ended June 30, 2002. Net exchange losses were minimal for the three months ended June 30, 2001. The Corporation recorded net exchange gains of $0.6 million for the six months ended June 30, 2002 compared to net exchange losses of $0.3 million for the six months ended June 30, 2001.

     Since the revenues and expenses of the Corporation’s international operations generally are denominated in local currencies, exchange rate fluctuations between such local currencies and the United States dollar will subject the Corporation to currency translation risk with respect to the reported results of its international operations as well as to other risks sometimes associated with international operations. The Corporation derived 17.6% and 17.4% of its revenue for the three months ended June 30, 2002 and 2001, respectively, and 17.6% and 16.7% of its revenue for the six months ended June 30, 2002 and June 30, 2001, respectively, from services performed in the United Kingdom and Germany. In addition, the Corporation may be subject to currency risk when the Corporation’s service contracts are denominated in a currency other than the currency in which the Corporation incurs expenses related to such contracts.

     The Corporation may experience fluctuations in financial results from the Corporation’s operations outside the United States, and the Corporation may not be able, contractually or otherwise, to reduce the currency risks associated with its operations. At the present time, the Corporation does not use derivative financial instruments to manage or control foreign currency risk because most of its revenue and related expenses are in the same functional currencies. While the Corporation may use such financial instruments in the future, or these financial instruments may not be successful in managing or controlling foreign currency risk.

European Monetary Union

     Within Europe, the European Economic and Monetary Union (the EMU) introduced a new currency, the euro, on January 1, 1999. The new currency is in response to the EMU’s policy of economic convergence to harmonize trade policy, eliminate business costs associated with currency exchange and to promote the free flow of capital, goods and services.

     On January 1, 1999, the participating countries adopted the euro as their local currency, initially available for currency trading on currency exchanges and non cash (banking) transactions. As of July 1, 2002, the participating countries were scheduled to withdraw all legacy currency and use the euro exclusively. The introduction of the euro has not had a material adverse effect on the Corporation, and the Corporation does not anticipate any material adverse effects as other currencies are phased out. However, unforeseen legislation, changes in commercial cross-border practices or a significant devaluation of the Euro could have an adverse effect on the future results of operations and financial position of the Corporation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Corporation is exposed to market risk from adverse changes in interest rates and foreign currency exchange rates.

Interest Rate Risks

     The Corporation is exposed to interest rate risk primarily through its investments in cash equivalents. The Corporation’s investment policy stipulates investment in short-term, low-risk instruments. At June 30, 2002, the Corporation did not have any investments in government securities, governmental agency securities, or commercial paper. At June 30, 2002, the Corporation had $34.4 million in cash and cash equivalents. If interest rates fall, floating rate securities may generate less interest income. The Corporation manages its exposure to interest rate risks through investing in securities with maturities of one year or less.

     At June 30, 2002, the Corporation had total debt of $11.6 million. The Corporation’s debt consists of a mortgage loan with approximately $2.2 million outstanding; a State of Maryland loan with approximately $1.7 million outstanding; capital lease obligations of approximately $7.2 million; and a $0.5 million liability associated with an interest rate swap agreement to which the Corporation is a party. Through this interest rate swap agreement, the variable interest rate portion of the Corporation’s mortgage loan was effectively converted into debt with a fixed rate of 6.14% per annum. The Corporation is also a party to a separate interest rate swap whereby the variable interest rate portion of the indebtedness relating to a capital lease for its U.S. manufacturing facility was also effectively converted into debt with a fixed annual rate of 6.14%. Both agreements expire on November 1, 2009.

Foreign Currency Exchange Risk

     The Corporation’s international operations are subject to foreign exchange rate fluctuations. The Corporation derived 17.6% of its revenue for the three months and six months ended June 30, 2002 from services performed in the United Kingdom and Germany. The Corporation does not hedge its foreign currency exposure. Management does not believe that the Corporation’s exposure to foreign currency rate fluctuations is material. See “Foreign Currency” in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for a more detailed discussion of our foreign currency risks and exposures.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities and Use of Proceeds

     As of June 30, 2002, the Corporation had used approximately $17.9 million of the net proceeds from its initial public offering toward planning and construction for manufacturing expansion, purchases of laboratory equipment and information systems hardware and software, and debt repayments.

     At June 30, 2002, approximately $14.3 million of the net proceeds of the initial public offering were invested in money market funds.

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to Vote of Security Holders

At the Annual Meeting of Shareholders held on June 10, 2002, the following proposals were adopted by the margins indicated:

1.	To reelect Dr. Leonard Scherlis and Ms. Victoria Hamilton as directors of the Corporation to terms expiring in 2005.

Number of Shares
	For	Withheld
Leonard Scherlis, M.D. Victoria Hamilton	7,050,944 7,050,944	5,323 5,323

2.	To ratify the appointment of PricewaterhouseCoopers LLP as the Corporation’s auditors for the fiscal year ending December 31, 2002.

For Against Abstain	6,320,256 735,528 483

3.	To approve the Amended and Restate BioReliance 1997 Incentive Plan, which includes a 200,000 increase in the shares available for awards under the plan and annual limits on the compensation that may be paid to participants under the plan to comply with Section 162(m) of the Internal Revenue Code.

For Against Abstain	5,943,963 950,529 161,775

4.	To approve the BioReliance Employee Stock Purchase Plan.

For Against Abstain	6,843,924 50,169 162,174

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

Dated: August 14, 2002

BioReliance Corporation (Registrant)

By /s/ Capers W. McDonald

Capers W. McDonald President and Chief Executive Officer

By /s/ John L. Coker

John L. Coker Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

99.1	Officer Certification of Chief Executive Officer

99.2	Officer Certification of Chief Financial Officer