Form 10-Q
period 2002-09-30
BIORELIANCE CORP
filed 2002-11-14
CIK 1036629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

YES   X        NO

As of October 15, 2002, 8,453,592 shares of registrant’s common stock, par value $.01 per share, were outstanding.

BIORELIANCE CORPORATION

BIORELIANCE CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

		September 30,
	December 31,	2002
	2001	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$27,536	$35,808
Accounts receivable, net	22,335	22,496
Other current assets	1,747	3,156

Total current assets	51,618	61,460
Property and equipment, net	39,177	40,392
Deposits and other assets	280	212
Deferred income taxes	1,062	825

Total assets	$92,137	$102,889

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$919	$918
Accounts payable	2,312	1,929
Accrued employee compensation and benefits	5,323	3,885
Other accrued liabilities	2,544	4,925
Customer advances	4,972	5,776
Deferred income taxes	4,102	4,779

Total current liabilities	20,172	22,212
Long-term debt and capital lease obligations	10,977	10,883

Total liabilities	31,149	33,095

Stockholders’ equity:
Preferred stock, $.01 par value: 6,900,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value: 15,000,000 shares authorized; 8,362,040 and 8,451,656 shares issued and outstanding	84	85
Additional paid-in capital	55,018	55,610
Retained earnings	7,782	15,856
Accumulated other comprehensive loss	(1,896)	(1,757)

Total stockholders’ equity	60,988	69,794

Total liabilities and stockholders’ equity	$92,137	$102,889

The accompanying notes are an integral part of these consolidated financial statements.

BIORELIANCE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2002	2001	2002

Revenue	$18,578	$21,594	$50,177	$61,340

Expenses:
Cost of sales	11,197	12,090	32,402	35,083
Selling, general and administrative	3,984	4,215	11,748	12,736
Research and development	284	225	1,027	681

Total operating expenses	15,465	16,530	45,177	48,500

Income from operations	3,113	5,064	5,000	12,840

Other (income) expense:
Interest income	(196)	(191)	(682)	(508)
Interest expense	198	236	629	658
Other (income) expense	22	20	293	(30)

Net other expense	24	65	240	120

Income before income taxes	3,089	4,999	4,760	12,720
Income tax provision	853	1,825	1,248	4,643

Net income	$2,236	$3,174	$3,512	$8,077

Net income per share:

Basic	$0.27	$0.38	$0.43	$0.96

Diluted	$0.26	$0.36	$0.41	$0.91

The accompanying notes are an integral part of these consolidated financial statements.

BIORELIANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2001	2002

Cash flows from operating activities:
Net income	$3,512	$8,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,361	3,475
Compensation element of options	39	—
Amortization expense	37	10
Amortization of bond discounts	(114)	—
Loss on disposal	94	136
Deferred income taxes, net	463	914
Changes in current assets and liabilities:
Accounts receivable, net	(1,960)	161
Other current assets	(276)	(1,368)
Accounts payable	(281)	(521)
Accrued employee compensation and benefits	254	(1,468)
Other accrued liabilities	637	2,353
Customer advances	2,504	453
(Increase) decrease in deposits and other assets	(80)	135

Net cash provided by operating activities	8,190	12,357

Cash flows from investing activities:
Purchases of marketable securities	(2,455)	—
Proceeds from the maturities of marketable securities	11,000	—
Purchases of property and equipment	(2,770)	(5,021)
Proceeds from the sale of property and equipment	—	124

Net cash provided by (used in) investing activities	5,775	(4,897)

Cash flows from financing activities:
Proceeds from exercise of stock options	421	593
Payments on debt and capital lease obligations	(918)	(700)

Net cash used in financing activities	(497)	(107)

Effect of exchange rate changes on cash and cash equivalents	120	919

Net increase in cash and cash equivalents	13,588	8,272
Cash and cash equivalents, beginning of period	8,231	27,536

Cash and cash equivalents, end of period	$21,819	$35,808

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

(2) Interim Financial Statements Presentation

     The accompanying interim financial statements are unaudited and have been prepared by the Corporation pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore these consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in the Corporation’s Annual Report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements for the three-month and nine-month periods ended September 30, 2001 and 2002 include all normal and recurring adjustments that are necessary for a fair presentation of the results of the interim period. The results of operations for the three-month and nine-month periods ended September 30, 2001 and 2002 are not necessarily indicative of the results for the entire year ending December 31, 2002.

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

     The following table represents reconciliations between the weighted average common stock outstanding used in basic EPS and the weighted average common and common equivalent shares outstanding used in diluted EPS for each of the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Weighted average common stock outstanding	8,225	8,444	8,208	8,425
Stock options, as if converted	322	432	349	474

Weighted average common and common equivalent shares outstanding	8,547	8,876	8,557	8,899

(4) Segment Information

     Summarized financial information concerning the Corporation’s reportable segments for the three months and nine months ended September 30 is shown in the following table (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2001	2002	2001	2002

Revenue:
Testing and Development	$15,777	$18,131	$42,737	$51,477
Manufacturing	2,801	3,463	7,440	9,863

Total	$18,578	$21,594	$50,177	$61,340

Gross Profit (Loss)

Testing and Development	$7,688	$9,717	$18,984	$26,319
Manufacturing	(307)	(213)	(1,209)	(62)

Total	$7,381	$9,504	$17,775	$26,257

     Summarized financial information concerning the Corporation’s revenue and gross profit by geographic region for the three months and nine months ended September 30 is shown in the following table (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2001	2002	2001	2002

Revenue:
United States	$15,624	$17,304	$41,949	$50,050
Europe	2,954	4,290	8,228	11,290

Total	$18,578	$21,594	$50,177	$61,340

Gross Profit:
United States	$6,060	$7,051	$13,909	$20,046
Europe	1,321	2,453	3,866	6,211

Total	$7,381	$9,504	$17,775	$26,257

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

     In April 2002, the FASB issued FAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (FAS 145). FAS 145 rescinds FAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that statement, FAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. FAS No. 145 also rescinds FAS No. 44, “Accounting for Intangible Assets of Motor Carriers” and amends FAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. FAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Corporation does not believe that adoption of FAS No. 145 will have a material impact on its results of operations or financial position.

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

Results of Operations
(Dollars in tables are in thousands)

     For the three months ended September 30, 2002, the Corporation had gross revenue of $21.6 million, an increase of 16% over gross revenue of $18.6 million for the three months ended September 30, 2001. Earnings per share for the three months ended September 30, 2002 were $0.36 (diluted) compared with $0.26 (diluted) for the three months ended September 30, 2001.

     For the nine months ended September 30, 2002, the Corporation had gross revenue of $61.3 million, an increase of 22% over gross revenue of $50.2 million for the nine months ended September 30, 2001. Earnings per share for the nine months ended September 30, 2002 were $0.91 (diluted) compared with $0.41 (diluted) for the nine months ended September 30, 2001.

Gross Revenue by Segment

     The following table shows a comparison of revenue by operational segment for the three months and nine months ended September 30, 2001 and 2002:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2001	2002	Fav. (Unfav.) %	2001	2002	Fav. (Unfav.) %

Testing and Development	$15,777	$18,131	15%	$42,737	$51,477	20%

Manufacturing	2,801	3,463	24%	7,440	9,863	33%

Total	$18,578	$21,594	16%	$50,177	$61,340	22%

     The increases in testing and development revenue for the three months and nine months ended September 30, 2002 are due primarily to the continued increases in the rates of new orders, both in the U.S. and Europe. The increase in U.S. testing and development revenue results from increases in both biologics testing services and toxicology services. Additionally, U.S. testing and development revenue for the three months and nine months ended September 30, 2002 includes an adjustment of approximately $150,000 relating to long-term contracts. The increase in European testing and development revenue was driven by increases in revenue generated in all major service areas.

     The increases in manufacturing revenue for the three months and nine months ended September 30, 2002 represent increases in both the U.S. and Europe. U.S. increases are attributable to increases in virtually all manufacturing services as a result of the continued ramp-up of the Corporation’s U.S. manufacturing facility. Revenue growth for the three months and nine months ended September 30, 2002 continued to be impacted by project delays resulting from client requests for additional process development and client regulatory issues.

     Price increases provided a relatively minor portion of the revenue increases in both of the Corporation’s business segments for the three months and nine months ended September 30, 2002.

     Approximately 20% of the Corporation’s manufacturing revenue for the three and nine months ended September 30, 2002, resulted from work performed under the Corporation’s smallpox vaccine contracts. Approximately 7% and 6% of the Corporation’s total revenue for the three months and nine months ended September 30, 2002, respectively, resulted from work performed under these smallpox vaccine contracts. Work under these contracts is subject to government prime contractor-issued task orders, contract amendments and potential expansion and acceleration; thus, the future revenue related to these contracts cannot be predicted with certainty. As with all government related contracts, these contracts are subject to termination by the government at any time.

Gross Revenue by Geographic Region

     The following table shows a comparison of revenue by geographic region for the three months and nine months ended September 30, 2001 and 2002:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2001	2002	Fav. (Unfav.) %	2001	2002	Fav. (Unfav.) %

United States	$15,624	$17,304	11%	$41,949	$50,050	19%

Europe	2,954	4,290	45%	8,228	11,290	37%

Total	$18,578	$21,594	16%	$50,177	$61,340	22%

     The increases in revenue generated in the United States for the three months and nine months ended September 30, 2002 resulted from increases in orders, which fueled increased revenue from both the testing and development and manufacturing segments. Revenue generated in the United States for the three and nine months ended September 30, 2002 includes an adjustment of approximately $150,000 relating to long-term contracts.

     The increases in revenue generated in Europe for the three months and nine months ended September 30, 2002 reflect an increase in revenue generated both in the Corporation’s U.K. and German facilities. As the German facility continues to run near capacity, revenue fluctuations in that facility are primarily attributable to different pricing structures among contracts, and revenue growth, if any, will likely be modest for the remainder of 2002.

     The Corporation expects that testing and development revenue will continue to increase in the foreseeable future, and it expects that manufacturing revenue in the U.S. will increase with the Corporation’s smallpox vaccine and other commercial contracts in the U.S. manufacturing facility, but there can be no assurance that any such expectations will prove to be correct. The Corporation is planning for laboratory expansions that would become available to meet anticipated growth in the U.S. and Europe over a two-to-three year period.

Gross Profit by Operating Segment

     The following table compares gross profit and gross margin by operational segment for the three months and nine months ended September 30, 2001 and 2002:

		Three Months Ended		Nine Months Ended
		September 30,			September 30,

	2001	2002	Fav. (Unfav.) %	2001	2002	Fav. (Unfav.) %

Testing and Development
Gross Profit	$7,688	$9,717	26%	$18,984	$26,319	39%
Gross Margin	49%	54%		44%	51%

Manufacturing
Gross Profit (Loss)	(307)	(213)	31%	(1,209)	(62)	95%
Gross Margin	(11%)	(6%)		(16%)	(1%)

Total
Gross Profit	$7,381	$9,504	29%	$17,775	$26,257	48%
Gross Margin	40%	44%		35%	43%

     The increases in testing and development gross margins for the three months and nine months ended September 30, 2002 were driven by increased gross profits generated in both the U.S. and the U.K. The increased gross profits are a result of increased revenue, combined with lower expenses related to decreased consulting fees, and operating tax credits that pertained largely to prior periods. These decreased costs were only partially offset by increases in variable costs relating to labor, direct materials, and subcontracted work.

     The improvement in manufacturing gross margins for the three months ended September 30, 2002 reflects an increase in gross profits from European manufacturing operations, offset partly by a decrease in U.S. manufacturing margins. U.S. manufacturing margins decreased because of project delays resulting from client requests for additional process development.

     The improvement in manufacturing gross margins for the nine months ended September 30, 2002 is due to a significant decrease in the losses generated in the U.S. as well as an increase in the gross profit from European manufacturing operations. Increased revenue was partially offset by increases in both variable and fixed costs.

     The Corporation expects future revenue growth to exceed cost increases related to its U.S. manufacturing facility, thereby improving gross margins. However, the build-out and validation of this facility has demanded and will continue to demand considerable time and resources, and there are high fixed costs related to the facility. The Corporation continues to utilize substantially less than full capacity in this facility. This facility will likely constrain earnings for the Corporation at least for the foreseeable future. Management cannot predict when, if ever, the facility will generate profits. Without the results of operations of this facility, the Corporation’s total gross margins would have been 52% and 49% respectively for the three months and nine months ended September 30, 2002, as compared to 46% and 43% respectively, for the three months and nine months ended September 30, 2001.

Gross Profit by Geographic Region

     The following table compares gross profit and gross margin by geographic region for the three months and nine months ended September 30, 2001 and 2002:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2001	2002	Fav. (Unfav.) %	2001	2002	Fav. (Unfav.) %

United States
Gross Profit	$6,060	$7,051	16%	$13,909	$20,046	44%
Gross Margin	39%	41%		33%	40%

Europe
Gross Profit	1,321	2,453	86%	3,866	6,211	61%
Gross Margin	45%	57%		47%	55%

Totals
Gross Profit	$7,381	$9,504	29%	$17,775	$26,257	48%
Gross Margin	40%	44%		35%	43%

     The increase in U.S. gross margins for the nine months ended September 30, 2002 resulted from improved gross profits in the testing and development segment and reduced losses in the manufacturing segment. The increased gross profit is a result of increased revenue, combined with lower expenses related to decreased consulting fees, and operating tax credits that pertained largely to prior periods. These decreased costs were only partially offset by increases in variable costs relating to labor, direct materials, and subcontracted work. The increase in U.S. gross margins for the three months ended September 30, 2002 reflect increases in U.S. testing and development margins, partially offset by decreases in U.S. manufacturing margins, resulting from those factors described above. Without the results of operations of the U.S. manufacturing facility, U.S. gross margins would have been 50% and 48% respectively for the three months and nine months ended September 30, 2002, as compared to 46% and 42% respectively, for the three months and nine months ended September 30, 2001.

     The improvement in European gross margins for the three months and nine months ended September 30, 2002 is attributable to increased profits in both the testing and development and manufacturing segments resulting from continued efficient utilization of capacity, higher revenue, and a more favorable product mix. European gross margins exceeded U.S. gross margins for the three months and nine months ended September 30, 2002, largely because U.S. margins are affected by fixed costs associated with the U.S. manufacturing facility. The U.S. testing and development segment also includes several units with historically low margins, which are not part of the U.K. testing and development business.

     The Corporation expects margins in the testing and development segment, both in the U.S. and Europe, to improve moderately with economies of scale in the foreseeable future. The rate of improvement is expected to be impacted by expenditures related to planned additions to capacity beginning in 2003 in Europe and the U.S.

Operating Expenses

     The following table shows a comparison of operating expenses, other than cost of sales, for the three months and nine months ended September 30, 2001 and 2002:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2001	2002	Fav. (Unfav.) %	2001	2002	Fav. (Unfav.) %

Selling, General and Administrative	$3,984	$4,215	(6%)	$11,748	$12,736	(8%)

Research and Development	284	225	20%	1,027	681	34%

Total	$4,268	$4,440	(4%)	$12,775	$13,417	(5%)

     Selling, general and administrative expenses increased for the three months and nine months ended September 30, 2002 primarily due to increases in professional fees associated with special projects and labor and fringe costs. These increases were partially offset by a reduction in the Corporation’s bad debt expense. Selling, general and administrative expenses are expected to increase as the Corporation hires additional administrative staff, implements additional applications for its information systems and makes additional investments for technical sales support and its marketing infrastructure. As a percentage of revenue, selling, general and administrative expenses decreased to 20% and 21% for the three months and nine months ended September 30, 2002 respectively from 21% and 23% for the three months and nine months ended September 30, 2001, respectively. The decrease can be attributed principally to increased revenues, continued programs to control expenses, and the successful integration of past enhancements and expansion in sales, marketing and information systems.

     Research and development expenses represent the investment of internal resources to develop new methods and tests to support the Corporation’s services. The decrease in these expenses is related to a shift in the Corporation’s priorities from undertaking long-term research projects to the development of tests that can be delivered to the clients in a relatively shorter period. The Corporation expects these expenses to remain near these levels for the foreseeable future.

Non-Operating Expenses

     The following table shows a comparison of non-operating expenses for the three months and nine months ended September 30, 2001 and 2002:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2001	2002	Fav. (Unfav.) %	2001	2002	Fav. (Unfav.) %

Other Expense	$24	$65	(171%)	$240	$120	50%

Income Taxes
Provision	$853	$1,825	(114%)	$1,248	$4,643	(272%)
Effective Rate	28%	37%		26%	37%

     The Corporation’s net other expense improved to $120,000 for the nine months ended September 30, 2002 compared to $240,000 in the corresponding period of the previous year. The improvement was primarily due to foreign currency translation gains and business tax refunds, partially offset by increased losses on the disposal of fixed assets and increased net interest expense (income) due to lower interest rates on the Corporation’s money market investments. The Corporation’s net other expense increased to $65,000 for the three months ended September 30, 2002 compared to $24,000 in the corresponding period of the previous year. The increase was primarily due to increased net interest and foreign currency exchange losses resulting from a recent strengthening of the dollar against the euro.

     The increase in the effective tax rate for the three months and nine months ended September 30, 2002 is the result of the Corporation’s reversion in 2002 to a tax rate more in line with the Corporation’s long-term historical rates. The lower tax rate for the three months and nine months ended September 30, 2001 resulted from the utilization of tax credits and carry forwards in 2001. The Corporation expects tax rates to remain at current levels for the remainder of 2002 and into the foreseeable future. Since the Corporation has international operations, its effective tax rate may vary from quarter to quarter due to changes in the distribution of its pre-tax earnings, among other factors.

Liquidity and Capital Resources

     The Corporation has funded its business through existing cash, cash flows from operations, long-term bank loans and capital leases. At September 30, 2002, the Corporation had cash and cash equivalents of $35.8 million, compared to $27.5 million at December 31, 2001.

     The Corporation generated cash flows from operations of $12.4 million for the nine months ended September 30, 2002, compared to $8.2 million for the nine months ended September 30, 2001. Net income as adjusted for depreciation, amortization, compensation element of options, loss on disposal and deferred income taxes, provided $12.6 million and $7.4 million for the nine months ended September 30, 2002 and 2001, respectively. Changes in other assets and liabilities used cash of $0.2 million for the nine months ended September 30, 2002, primarily due to increases in other current assets and decreases in accounts payable and accrued employee compensation and benefits, only partially offset by increases in other accrued liabilities and customer advances. Changes in other assets and liabilities provided cash of $0.8 million for the nine months ended September 30, 2001, primarily due to increases in customer advances and other accrued liabilities, only partially offset by increases in accounts receivable.

     Foreign currency exchange fluctuations accounted for increases in cash of $0.9 million for the nine months ended September 30, 2002 as a result of the euro and the pound sterling both strengthening against the dollar as compared to $0.1 million for the nine months ended September 30, 2001.

     Working capital, net of a cash increase of $8.3 million, decreased by $0.5 million as a result of an increase in current liabilities of $2.0 million, partially offset by an increase in current assets, excluding cash. The increase in current liabilities was primarily due to an increase in other accrued liabilities, customer advances and deferred income taxes, partially offset by decreases in accounts payable and accrued employee compensation and benefits. Current assets increased primarily as a result of an increase in other current assets.

     The Corporation believes that its existing cash and cash equivalents of $35.8 million at September 30, 2002, cash flows from operations for 2002, and available borrowings of $2.0 million under its revolving loan agreement will provide sufficient liquidity to meet the Corporation’s operating plan, planned capital expenditures, and interest and principal payments on the Corporation’s debt for 2002.

     A decrease in demand for the Corporation’s services could reduce operating cash flows, which in turn would impact liquidity. The key factors that could affect the Corporation’s sources of cash include the following:

•	the Corporation’s ability to generate orders for new contracts;
•	the ability of the Corporation to utilize its facilities, particularly the U.S. manufacturing facility;
•	the size and growth of the overall markets for biopharmaceuticals; and,
•	the economies in the U.S. and Europe.

     Additionally, a significant deterioration in the Corporation’s financial performance and ratios could accelerate the maturity of principal outstanding under the Corporation’s loans.

Capital Leases

     The Corporation’s U.S. manufacturing facility in Rockville, Maryland became operational in the second quarter of 2000. The Corporation leases this facility under three capital leases that require it to make net noncancelable lease payments totaling approximately $11.7 million through 2034. The Corporation has also guaranteed indebtedness related to the construction of this facility of approximately $4.3 million at September 30, 2002. A portion of the lease payments is equivalent to the interest and principal due on the indebtedness.

     Under an interest rate swap with respect to one of these capital leases, the variable interest rate portion of the indebtedness was effectively converted into debt with a fixed rate of 6.14% per annum. This swap expires on November 1, 2009. Amounts paid or received under the interest rate swap are recognized as interest income or expense in the periods in which they accrued and are recorded in the same category as that arising from the indebtedness. As a result of a decrease in the variable interest rate, for the three months and nine months ended September 30, 2002, the Corporation recorded $47,000 and $144,000, respectively, of additional interest expense related to this interest rate swap. In accordance with the Statement of Financial Accounting Standard (FAS) 133, the Corporation adjusted the liability for the change in the fair value of this swap from $232,000 at December 31, 2001 to $648,000 at September 30, 2002. The corresponding amount is reflected in other comprehensive expense, as the Corporation has met the criteria of FAS 133 to record the contract as a cash flow hedge. This hedge will be extinguished with the lease obligation to which it pertains.

     The Corporation accounts for the leases and subleases of its U.S. manufacturing facility as capital leases. The assets underlying the capital leases are included with the Corporation’s owned property and equipment at September 30, 2002. Property and equipment at September 30, 2002 included approximately $7.0 million, net of accumulated depreciation and amortization, related to these capital leases. The related obligation is included in the Corporation’s liabilities at September 30, 2002.

Capital Expenditures

     During the nine months ended September 30, 2002 and 2001, the Corporation invested $5.0 million and $2.8 million, respectively, for capital expenditures. These capital expenditures were for additional equipment related to the Corporation’s U.S. manufacturing facility, upgrade of its information systems, and other operating needs including the routine replacement and upgrade of operating equipment.

     Estimated capital expenditures of $1.5 million for the remainder of 2002 include capacity expansions in U.S. biologics testing, U.S. manufacturing and German manufacturing. The Corporation’s plans also include additional investments in information systems, as well as normal replacements.

     The Corporation expects to continue expanding its operations through internal growth, and expansion of capacity in most or all of its operating facilities. The Corporation expects to fund its growth and its planned capital expenditures from existing cash and cash flows from operations. In the future, the Corporation may also undertake additional bank borrowings and leases or other financing, to the extent that funds are available on favorable terms and conditions. While the Corporation remains confident that expansion of its capacity will contribute to growth, there can be no assurance that such expansion will be fully utilized or that funding for the plans will meet with the Corporation’s expectations.

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

Borrowings and Credit Facilities

     The Corporation has a mortgage loan of $4.3 million from Bank of America with a maturity date of November 30, 2009 that was used to finance the construction of one of its facilities in Rockville, Maryland. In addition to a principal payment of $10,576 per month, the mortgage loan bears interest at the London Inter-Bank Offering Rate (LIBOR) plus the applicable LIBOR Rate Additional Percentage (LIBOR Rate Option). The LIBOR Rate Option ranges from 1.0% to 2.15% depending on the Corporation achieving certain funded debt to EBITDA ratios. At September 30, 2002, the applicable interest rate on the mortgage loan was 1.81% and the LIBOR Rate Option was 1.40%. At September 30, 2002, approximately $2.2 million was outstanding on the mortgage loan.

     Under an interest rate swap, the variable interest rate portion of the mortgage loan was effectively converted into debt with a fixed rate of 6.14% per annum. This swap expires November 1, 2009. Amounts paid or received under the interest rate swap are recognized as interest income or expensed in the periods in which they accrued and are recorded in the same category as that arising from the mortgage loan. As a result of a decrease in the variable interest rate, for the three months and nine months ended September 30, 2002, the Corporation recorded $24,000 and $73,000, respectively, of additional interest expense related to the interest rate swap. In accordance with FAS 133, the Corporation adjusted the liability for the change in the fair value of this swap from $116,000 at December 31, 2001 to $305,000 at September 30, 2002. The corresponding amount is reflected in other comprehensive expense, as the Corporation has met the criteria of FAS 133 to record the contract as a cash flow hedge. This hedge will be extinguished with the mortgage loan to which it pertains.

     The Corporation has available borrowings up to $2.0 million under a revolving loan agreement with Bank of America. The revolving loan agreement requires monthly interest payments on the unpaid principal. The unpaid principal and all unpaid accrued interest is payable in full on May 31, 2003, and the line of credit expires at that time. Amounts borrowed under the revolving loan agreement bear interest at the LIBOR rate plus the applicable LIBOR Rate Option that ranges from 0.85% to 2.0% depending on the Corporation achieving certain funded debt to EBITDA ratios. During the first nine months of 2002, no amounts were borrowed under this revolving loan agreement.

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

     At September 30, 2002, the Corporation was in compliance with all covenants under its loan agreements.

     The Corporation has a $3.0 million loan from the Department of Business and Economic Development, a department of the State of Maryland. The Corporation was required to use the proceeds to expand and relocate its activities in Rockville, Maryland. The loan requires quarterly principal payments of $107,143 plus accrued interest and matures on June 30, 2006. The loan bears interest at rates from 0.0% to 7.5% based on the Corporation’s achieving specific employment levels through 2005. The current interest rate is 0.0%. The terms of the loan contain annual reporting requirements, including the reporting of employment data. At September 30, 2002, approximately $1.6 million was outstanding on the loan.

Foreign Currency

     The accounts of the Corporation’s international subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated into United States dollars at period-end exchange rates, and revenue and expense accounts are translated at average monthly exchange rates. Net exchange gains and losses resulting from these translations are excluded from net income and are accumulated in a separate component of stockholders’ equity. Translation gains and losses that arise from some intercompany transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. The Corporation recorded net exchange gains of $0.1 million and $0.3 million for the three months ended September 30, 2002 and 2001 respectively. The Corporation recorded net exchange gains of $0.7 million for the nine months ended September 30, 2002 compared to minimal net exchange losses for the nine months ended September 30, 2001.

     Since the revenues and expenses of the Corporation’s international operations generally are denominated in local currencies, exchange rate fluctuations between such local currencies and the United States dollar will subject the Corporation to currency translation risk with respect to the reported results of its international operations as well as to other risks sometimes associated with international operations. The Corporation derived 20% and 16% of its revenue for the three months ended September 30, 2002 and 2001, respectively, and 18% and 16% of its revenue for the nine months ended September 30, 2002 and September 30, 2001, respectively, from services performed in the United Kingdom and Germany. In addition, the Corporation may be subject to currency risk when the Corporation’s service contracts are denominated in a currency other than the currency in which the Corporation incurs expenses related to such contracts.

     The Corporation may experience fluctuations in financial results from the Corporation’s operations outside the United States, and the Corporation may not be able, contractually or otherwise, to reduce the currency risks associated with its operations. At the present time, the Corporation does not use derivative financial instruments to manage or control foreign currency risk because most of its revenue and related expenses are in the same functional currencies. While the Corporation may use such financial instruments in the future, these financial instruments may not be successful in managing or controlling foreign currency risk.

European Monetary Union

     Within Europe, the European Economic and Monetary Union (the EMU) introduced a new currency, the euro, on January 1, 1999. The new currency is in response to the EMU’s policy of economic convergence to harmonize trade policy, eliminate business costs associated with currency exchange and to promote the free flow of capital, goods and services.

     On January 1, 1999, the participating countries adopted the euro as their local currency, initially available for currency trading on currency exchanges and non-cash (banking) transactions. As of July 1, 2002, the participating countries were scheduled to withdraw all legacy currency and use the euro exclusively. The introduction of the euro has not had a material adverse effect on the Corporation, and the Corporation does not anticipate any material adverse effects as a result of the euro conversion. However, unforeseen legislation, changes in commercial cross-border practices or a significant devaluation of the euro could have an adverse effect on the future results of operations and financial position of the Corporation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Corporation is exposed to market risk from adverse changes in interest rates and foreign currency exchange rates.

Interest Rate Risks

     The Corporation is exposed to interest rate risk primarily through its investments in cash equivalents. The Corporation’s investment policy stipulates investment in short-term, low-risk instruments. At September 30, 2002, had $35.8 million in cash and cash equivalents. If interest rates fall, floating rate securities may generate less interest income. The Corporation does not believe that it is exposed to any material interest rate risk as a result of its investments in cash equivalents.

     At September 30, 2002, the Corporation had total debt of $11.8 million, most of which bears interest at a fixed interest rate. Thus, the Corporation does not believe that it is exposed to any material interest rate risk as a result of borrowing activities.

Foreign Currency Exchange Risk

     The Corporation’s international operations are subject to foreign exchange rate fluctuations. The Corporation derived 20% and 18% of its revenue for the three months and nine months ended September 30, 2002, respectively, from services performed in the United Kingdom and Germany. The Corporation does not hedge its foreign currency exposure. Management does not believe that the Corporation’s exposure to foreign currency rate fluctuations is material. See “Foreign Currency” in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for a more detailed discussion of our foreign currency risks and exposures.

Item 4. Controls and Procedures

     Within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s design and operation of its disclosure controls and procedures pursuant to Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, such officers concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation, required to be included in this Quarterly Report on Form 10-Q.

     The Corporation’s management has also evaluated the Corporation’s internal controls and there have been no significant changes in the Corporation’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date that the Corporation carried out its evaluation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities and Use of Proceeds

     As of September 30, 2002, the Corporation had used approximately $19.5 million of the net proceeds from its initial public offering toward planning and construction for manufacturing expansion, purchases of laboratory equipment and information systems hardware and software, and debt repayments.

     At September 30, 2002, approximately $12.7 million of the net proceeds of the initial public offering were invested in money market funds.

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

10.1	Employment Agreement — Ronald R. Baker

10.2	Employment Agreement — John L. Coker

10.3	Employment Agreement — Raymond F. Cosgrove, Ph.D.

10.4	Employment Agreement — Allan J. Darling, Ph.D.

10.5	Employment Agreement — David Jacobson-Kram, Ph.D.

10.6	Employment Agreement — Capers W. McDonald

10.7	Form of Employee Confidentiality, Trade Secrets and Noncompetition Agreement

99.1	Officer Certification of Chief Executive Officer

99.2	Officer Certification of Chief Financial Officer

     (b)  Reports on Form 8-K

           None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2002

BioReliance Corporation (Registrant)

By /s/ Capers W. McDonald
Capers W. McDonald President and Chief Executive Officer

By /s/ John L. Coker
John L. Coker Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

BIORELIANCE CORPORATION

CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Capers W. McDonald, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of BioReliance Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

___/s/ Capers W. McDonald

Capers W. McDonald
President and Chief Executive Officer

BIORELIANCE CORPORATION

CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, John L. Coker, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of BioReliance Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ John L. Coker

John L. Coker
Vice President, Finance and Administration
and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

10.1	Employment Agreement — Ronald R. Baker

10.2	Employment Agreement — John L. Coker

10.3	Employment Agreement — Raymond F. Cosgrove, Ph.D.

10.4	Employment Agreement — Allan J. Darling, Ph.D.

10.5	Employment Agreement — David Jacobson-Kram, Ph.D.

10.6	Employment Agreement — Capers W. McDonald

10.7	Form of Employee Confidentiality, Trade Secrets and Noncompetition Agreement

99.1	Officer Certification of Chief Executive Officer

99.2	Officer Certification of Chief Financial Officer