Form 10-K
period 2002-12-31
BIORELIANCE CORP
filed 2003-03-31
CIK 1036629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ x ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number: 0-22879

BIORELIANCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	52-1541583 (I.R.S. Employer
incorporation or organization)	Identification Number)

14920 Broschart Road
Rockville, Maryland	20850
(Address of principal office)	(zip code)

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

     Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b- of the Exchange Act).   Yes      [X]      No      [  ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant (based on the closing price of $24.80 as reported on June 28, 2002 on the Nasdaq Stock Market) was approximately $88,279,766. There were 8,442,268 shares of common stock, $ 0.01 par value per share, outstanding as of June 28, 2002. There were 8,503,712 shares of common stock, $0.01 par value per share, outstanding as of March 3, 2003.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant’s definitive proxy statement, which the Corporation expects to file with the Securities and Exchange Commission within 120 days after the end of its fiscal year, are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Report.

PART I

ITEM 1. BUSINESS

Overview

     BioReliance Corporation (BioReliance or the Corporation) is a leading contract service organization (CSO) that provides testing and development, and manufacturing services for biologics and other biomedical products to biotechnology and pharmaceutical companies worldwide. Through its testing and development business segment, the Corporation evaluates products to ensure that they are free of disease-causing agents or do not cause adverse effects, characterizes products’ chemical structures, develops formulations for long-term stability and validates purification processes under regulatory guidelines. The Corporation has more than 135 families of testing assays. In its manufacturing business segment, BioReliance develops unique production processes and manufactures biologics on behalf of clients both for use in clinical trials and for the worldwide commercial market.

     The Corporation was founded in 1947 as Microbiological Associates, Inc. It reincorporated in Delaware and changed its name to BioReliance in connection with the initial public offering of its stock in 1997.

Available Information

     BioReliance makes available free of charge on its website at www.bioreliance.com, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (including exhibits and supplementary schedules) and amendments to those reports, filed or furnished under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

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

Biologics Development Process

     Under the regulatory system of the United States, the product cycle for new pharmaceuticals is divided into three distinct stages: preclinical development, clinical development and licensed product. The preclinical development stage involves the discovery, characterization, appropriate toxicity studies, product formulation and biological trials necessary to prepare an Investigational New Drug (IND) exemption application for submission to the FDA. The IND must be acceptable to the FDA before either a biologic or chemical drug can be tested in humans. The second, or clinical stage, of development follows a successful IND submission and involves the activities necessary to demonstrate the safety, tolerability, efficacy and dosage of the active substance in humans, as well as the ability to manufacture the substance in accordance with the FDA’s Good Manufacturing Practices (GMP) regulations. For biologics, data from these activities are compiled in a Product License Application or, if for a specified biologic, in a Biologic License Application, and submitted to the FDA requesting approval to market the product. The third stage, or licensed product (approved product or commercial product) stage, follows FDA approval of the Product License Application or Biologics License Application, and involves the manufacture, distribution and clinical monitoring of the product. The licensed product stage, during which the biologic can be marketed as a product, also involves the development and regulatory approval of product modifications and line extensions of the original product. Until recently, all Biologics were regulated by the Center for Biologics Evaluation and Research (CBER) of the FDA. However, FDA recently announced that the Center for Drug Evaluation and Research (CDER) will assume responsibility for the regulation of Biologics commencing June 30, 2003. Blood and plasma derived products and Vaccines will remain within CBER.

Services

     BioReliance provides two broad types of contract services: testing and development services and manufacturing services, each of which spans the product cycle from early preclinical development through licensed production. The only significant CSO services not provided by BioReliance are chronic toxicology studies and human clinical trials management.

     Compared to CSOs specializing in human clinical trials management, BioReliance’s involvement with clients begins at a much earlier stage of product development, most often well before any clinical trials are initiated. In the Corporation’s experience, preclinical services lead to increased business for later stage services, including lot release testing and manufacturing, by providing an entry at the earliest stage of product development. The Corporation provides these services to clients at every stage of product development and manufacture, including in-process testing and final testing of licensed biologics.

Testing and Development Services

     BioReliance provides a broad range of testing and development services. Testing services represent the more mature parts of its business, while development services are a more recent outgrowth of the core testing business.

Testing Services. The Corporation’s testing services include virus and microbial safety assessments of cell banks used to manufacture biologics, validation of purification processes for clearance of adventitious agents such as viruses, and testing of in-process and final products. The Corporation pioneered biologics testing during the development of the first biologic products, including Genentech’s Activase® and Ortho Pharmaceutical’s Orthoclone OKT®3, in the early 1980s. The Corporation believes that it has a significant share of the current outsourced international market for these services and seeks to increase its market share in this rapidly expanding field.

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

BioRepository: The BioRepository program at BioReliance is an ultra low temperature storage facility. Approximately 80% of revenues derive from a single cost-plus-fixed-fee contract with the National Cancer Institute, a branch of the federal government. Under this 5-year, contract, BioReliance receives, stores and distributes biological samples used in bioepidemiological studies related primarily to cancer causation and prevention.

Manufacturing Services

     BioReliance’s manufacturing services currently include both viral production and microbial fermentation. The Corporation has been providing services in viral production since 1993 when it formed its Phase I/II manufacturing department in the United States. The rapid progress of gene therapy products into Phase I/II human clinical trials, the emergence of viral cancer therapies and a need for viral vaccines have fueled the growth of manufacturing revenue for the Corporation from viral production services from 1993 to the present. The Corporation began manufacturing microbial products in 1996 with its acquisition of BIOMEVA GmbH (BIOMEVA, now known as BioReliance Manufacturing GmbH), a contract manufacturer of microbial products located in Heidelberg, Germany.

Cell Banking. A cell bank is a collection of cryopreserved vials, usually several hundred in number, which is held in a frozen state (at liquid nitrogen temperatures). Each vial contains genetically altered cells that are used for production of the biologic product. Typically, each biologic product will have both a Master Cell Bank (MCB) and a Working Cell Bank (WCB). As the name implies, the WCB is the bank from which frozen vials are withdrawn, the cryopreserved cells are thawed, and the resulting live cells are used to seed a bioreactor vessel for culture and production of the biologic product. The MCB is the bank from which additional WCBs are manufactured, if needed. The MCB and WCB must be created in compliance with GMPs. BioReliance offers this capability in both the United States and Europe. A long-term storage facility for such vials is called a biorepository, which also must be maintained under strict GMP guidelines.

Production and Production Development. Generally, biologics are manufactured either by genetically altered mammalian cells (if the molecular structure is complex) or genetically altered microbial cells (if the molecular structure is relatively less complex). BioReliance offers mammalian cell culture services to developers of viral-based products, particularly viral vaccines, gene therapies and cancer oncolytics. In 1988, the Corporation began pioneering assays to support the development of gene therapy products. Building on this early testing capability, in 1993 the Corporation established an independent contract manufacturing service for companies and research institutes developing gene therapies, which it believes was the first of its kind. This expanded manufacturing service drew upon the Corporation’s many years of experience in viral testing and small scale manufacturing. BioReliance now has GMP-compliant manufacturing laboratories in Rockville, Maryland and Stirling, Scotland (U.K.). Combined, these facilities have manufactured more than 140 lots of human clinical trial material for clinical investigation in the United States, Europe and Japan. The Corporation has specific experience in manufacturing adenoviruses, adeno-associated viruses, herpes viruses, other viruses and cells as tumor vaccines and, to a lesser extent, retroviruses. The early-stage nature of these therapies demands that specific production techniques are developed for each product, much the same as with other biologic products. BioReliance offers these production development services individually or as part of its manufacturing “package” to clients.

     In late 2000, the Corporation began operations its large-scale manufacturing facility located in Rockville, Maryland in the same life science park as its other U.S. operations. The operation of this facility supports the development and manufacture of products derived from mammalian cell culture. The facility is staffed by qualified scientific and management employees involved in process development, manufacturing and quality oversight. The facility contains qualified biopharmaceutical systems and equipment used to support large-scale manufacture of biologics for clinical trials. These systems include those designed to supply high purity steam, water and air for product manufacture.

     Currently, the Corporation’s manufacturing clients in the most advanced stage of clinical development are engaged in Phase II clinical trials. However, the Corporation’s manufacturing capacities are at the 100 liter per lot size — more than sufficient for many Phase II or III viral therapy trials. As more gene therapy and other viral products reach Phase III and the market, and their manufacturing requires scales beyond 100 liters, the Corporation may expand its internal capabilities according to market demand.

     The Corporation has a manufacturing operation in Heidelberg, Germany. The Corporation acquired this operation in 1996, and it offers GMP-compliant contract fermentation services for recombinant and natural microorganisms, with bioreactor working volumes up to 1,000 liters. These microbial fermentation capabilities allow BioReliance to provide manufacturing services to companies developing therapeutic protein or protein fragments expressed in non-pathogenic bacterial systems. Besides manufacturing, this division offers scale-up and development for production processes and provides analytical testing of proteins and other biologics.

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

Backlog

     The Corporation’s backlog was approximately $19.8 million as of December 31, 2002, of which approximately $13.0 million related to the testing and development segment and $6.8 million related to the manufacturing segment. Backlog consists of anticipated revenue from signed agreements for orders with a readily ascertainable price that are not anticipated to be performed immediately upon receipt. Orders can be cancelled, reduced in scope or delayed at any time by the client before any revenue is recorded due to changes in the client’s development and regulatory plans. Delayed contracts remain in our backlog until the client decides whether to continue, modify or cancel the project. Moreover, the scope of a contract can change over the course of a project. In addition, some orders are for work to be performed weeks or months in the future and revenue from such orders may not be recorded until a year or more after the order is received, particularly orders for manufacturing services. Conversely, due to the nature of some of our biologic testing contracts, a substantial portion of the Corporation’s revenue is derived from work performed immediately upon receipt of the order and the related test articles and, therefore, is not included in backlog. For these reasons, management believes that backlog is not a meaningful indicator of the Corporation’s future results. We cannot provide assurance that we will be able to realize all or any part of the revenue included in the Corporation’s backlog.

Customers

     The Corporation’s customers are primarily large biotechnology and pharmaceutical companies and agencies, principally of the United States government. The Corporation has derived its revenues from commercial and government customers as follows:

Year	Commercial	Government

2000	90%	10%
2001	87%	13%
2002	87%	13%

     During 2002, no one customer (other than the U.S. government) accounted for more than 10% of the Corporation’s total revenues. One customer, a government contractor, accounted for 18% of the revenue of the Corporation’s manufacturing segment during 2002. The work performed for this customer was under a government subcontract. No one customer accounted for more than 10% of the revenue of the Corporation’s testing and development segment during 2002. Before 2002, the Corporation derived a significant portion of its government contracts revenue from contracts that had been set aside for award to small businesses as defined under government regulations. The Corporation is no longer eligible for small business set-aside contracts and grants.

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

     Since 1996, biologics developers have had more flexibility to engage independent contract suppliers for each portion of the manufacturing process, so long as they ensure that each contract manufacturer employed meets manufacturing compliance requirements. In addition, the FDA no longer requires an “Establishment License” for a facility designated for the production of a specified product. Under prior regulations, the large-scale facility necessary for licensed production was needed prior to product approval. The current approach enables the use of a smaller, pilot-scale facility owned by the developer or a contract manufacturer for the production of clinical trials materials, including those for pivotal Phase III trials and for licensed products. BioReliance believes that developers of biologics will pursue CSOs that understand these new guidelines and can provide the full range of services to support the proper characterization and documentation for biologics.

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

     To help assure compliance with applicable regulations, BioReliance has established quality assurance units at its facilities that monitor ongoing compliance by auditing test data and regularly inspecting facilities, procedures and other GLP and GMP compliance parameters. In addition, FDA regulations and guidelines, serve as a basis for the Corporation’s standard operating procedures. Despite these efforts, the nature and extensive scope of the applicable regulatory requirements mean that the risk of regulatory citation or action by the FDA cannot be eliminated. In addition, the Corporation’s facilities are inspected from time to time by the FDA or other governmental agencies, and operations at these facilities could be interrupted or halted for lengthy periods of time if such inspections prove unsatisfactory.

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

     Additionally, the Corporation’s business involves the controlled storage, use and disposal of hazardous chemicals, radioactive materials, and biological hazards, and is therefore subject to numerous federal, state, local and foreign environmental regulations governing the use, storage, handling and disposal of these materials. Although the Corporation believes that its safety procedures for handling and disposing of these hazardous materials comply in all material respects with the standards prescribed by law and regulation, the risk of accidental contamination or injury from hazardous materials cannot be eliminated. BioReliance maintains liability insurance for some environmental risks that management believes to be appropriate and in accordance with industry practice. However, the Corporation may not be able to maintain this insurance in the future on acceptable terms. In the event of an accident, the Corporation could be held liable for damages that are in excess or outside of the scope of our insurance coverage.

     The BioReliance laboratory animal program and testing facilities comply with existing government and industry standards for the care and use of laboratory animals. We are registered with the United States Department of Agriculture as a Research Facility (Registration No. 51-R-0003), meeting requirements of the USDA Animal Welfare Act, as determined by the March 13, 2003, site visit during which there were no non-compliant findings. This business is accredited by the Association for the Assessment and Accreditation of Laboratory Animal Care International (AAALAC), which is considered to be the industry standard. Our program was most recently granted full continued accreditation by the AAALAC on March 5, 2003. Additionally, BioReliance holds Public Health Service Animal Welfare Assurance No. A3144-01, most recently granted by the NIH Office for Laboratory Animal Welfare (OLAW), on June 4, 2001.

     The use of controlled substances in testing for drugs with a potential for abuse is regulated in the United States by the U.S. Drug Enforcement Administration. All BioReliance laboratories using controlled substances for testing purposes are licensed by the U.S. Drug Enforcement Administration.

Competition

     The CSO industry is highly fragmented, with many providers ranging in size from one person consulting firms to full-service global drug development corporations. BioReliance primarily competes with in-house research and development departments of biopharmaceutical companies, universities and medical centers, in addition to other CSOs. Some of these organizations possess substantially greater capital and technical resources than the Corporation. The Corporation’s primary service competitors are different in each of its service areas. For testing and development services its primary competitors are aaiPharma Inc., Charles River Laboratories, Inc., Covance Inc., Inveresk Research International Ltd., Q-One Biotech Ltd. and SRI International; and, for manufacturing services, its primary competitors are DSM Biologics Holding Inc., Molecular Medicine, Inc., Charles River Laboratories, Inc. and Excel BioTech.

     The industry has been consolidating as a result of competitive pressures. This trend is likely to produce increased competition among the larger competitors for both clients and acquisition candidates. In addition, the service industry has attracted the attention of the investment community, which could lead to heightened competition by increasing the availability of financial resources. Increased consolidation may lead to price and other forms of competition, which may affect the Corporation’s margins. The Corporation believes the principal competitive factors in its business are scientific expertise, technological advancements, reputation, regulatory experience, international presence and the ability to offer a comprehensive range of biologics testing, development and manufacturing services.

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

Insurance

     BioReliance maintains product liability and professional errors and omissions liability insurance, providing $15 million in coverage on a claims-made basis. There are significant limitations and exclusions to these coverages. In addition, in certain circumstances the Corporation seeks to manage its liability risk through contractual provisions with clients requiring the Corporation to be indemnified by the client or covered by clients’ product liability insurance. In addition, in certain types of engagements, the Corporation seeks to limit contractual liability to its clients, most commonly to the amount of fees received by the Corporation. The contractual arrangements are subject to negotiation with clients and the terms and scope of such indemnification, liability limitation and insurance coverage vary from client to client and from project to project. Although many of the Corporation’s clients are large, well-capitalized companies, the financial performance of their indemnities, if any, is not secured. Therefore, BioReliance bears the risk that the indemnifying party may not have the financial ability to fulfill its indemnification obligations or that liability would exceed the amount of applicable insurance. In addition, the Corporation could be held liable for errors and omissions in connection with the services it performs.

Employees

     At December 31, 2002 the Corporation had 638 full-time equivalent employees, of whom 356 were employed in testing and development services and 90 were employed in manufacturing services, with the remainder employed in general and administrative roles. The Corporation believes that its relations with its employees are good. None of the Corporation’s employees is represented by a collective bargaining agreement.

ITEM 2. PROPERTIES

     BioReliance’s corporate headquarters are located in Rockville, Maryland. In addition to its headquarters building, the Corporation occupies six other facilities in Rockville, Maryland, providing approximately 215,000 square feet of operational, manufacturing and administrative space. BioReliance uses its headquarters facility and five of its other buildings for testing, development, certain small scale manufacturing, warehousing, archives and administrative space. The seventh facility, which became operational during 2000, is a Phase III and commercial manufacturing services facility with approximately 58,000 square feet of production and administrative space. To date, 35,000 square feet of this facility are completed and in service. Of the Corporation’s six facilities, one facility is owned, four are leased under operating leases, and the sixth facility is leased under a capital lease.

     The Corporation also leases approximately 28,000 square feet of laboratory, manufacturing and administrative space in Stirling, Scotland (U.K.), and approximately 18,000 square feet of administrative and manufacturing space in Heidelberg, Germany. See Notes 4 and 9 of Notes to Consolidated Financial Statements for information concerning lease obligations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the stockholders of the Corporation during the quarter ended December 31, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price

     The Corporation’s common stock is traded on the Nasdaq Stock Market under the symbol “BREL”. The following table presents, for the periods indicated, the high and low sale prices per share of common stock as reported by the Nasdaq Stock Market.

Quarter Ended	High	Low

December 31, 2002	$27.99	$20.17
September 30, 2002	$27.59	$18.86
June 30, 2002	$27.99	$21.62
March 31, 2002	$34.35	$13.85
December 31, 2001	$39.00	$11.35
September 30, 2001	$15.10	$10.95
June 30, 2001	$13.75	$10.31
March 31, 2001	$16.75	$9.75

Number of Stockholders

     As of March 3, 2003, there were approximately 241 holders of record of the Corporation’s common stock. Based on a review of its nominee account listings, the Corporation estimates that there are approximately 2,650 beneficial owners of the Corporation’s common stock.

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

Use of Proceeds – Initial Public Offering

     During 1997, the Corporation received $32.2 million net proceeds from the initial public offering. The common stock sold in the initial public offering was registered on registration statement no. 333-25071, which became effective on July 28, 1997. As of December 31, 2002, the Corporation had used approximately $21.3 million of the net proceeds from the Corporation’s initial public offering toward planning and construction for manufacturing expansion, purchases of laboratory equipment and information systems hardware and software, and debt repayment.

     At December 31, 2002, $10.9 million of the net proceeds from the initial public offering was invested in money market funds.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below for the five years ended December 31, 2002 have been derived from the Corporation’s consolidated financial statements audited by PricewaterhouseCoopers LLP, independent accountants. The selected consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Corporation’s audited consolidated financial statements and related notes appearing elsewhere in this Report on Form 10-K.

	Year Ended December 31,

	1998	1999	2000	2001	2002

	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$50,017	$47,192	$55,894	$69,661	$82,446

Cost of sales	29,738	31,056	37,080	44,304	47,378
Selling, general and administrative expenses	13,627	16,126	15,200	16,116	17,281
Research and development expenses	1,438	1,306	1,414	1,189	940

Total expenses	44,803	48,488	53,694	61,609	65,599

Income (loss) from operations	5,214	(1,296)	2,200	8,052	16,847
Interest and other expenses (income), net	(842)	(161)	104	115	(11)

Income (loss) before income taxes	6,056	(1,135)	2,096	7,937	16,858
Provision for (benefit from) income taxes	2,354	(145)	880	2,042	6,064

Net income (loss)	$3,702	$(990)	$1,216	$5,895	$10,794

Net income (loss) per share:
Basic	$0.48	$(0.13)	$0.15	$0.72	$1.28

Diluted	$0.45	$(0.13)	$0.15	$0.68	$1.21

Weighted-average common stock outstanding	7,791	7,886	8,072	8,233	8,436

Weighted-average common and common equivalent shares outstanding (1)	8,233	7,886	8,324	8,683	8,895

	As of December 31,

	1998	1999	2000	2001	2002

			(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$27,097	$18,764	$16,662	$27,536	$37,739
Working capital	36,031	26,741	25,210	31,446	42,179
Total assets	77,287	78,941	79,674	92,137	107,357
Long-term debt	7,914	12,546	11,602	10,977	10,628
Stockholders’ equity	54,035	52,536	53,721	60,988	73,477

(1)	The weighted average common stock outstanding has been reduced by the potential dilution that could occur if stock options were exercised or converted into common stock. See Note 8 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, which generally are not historical in nature, and may contain the words “believe”, “anticipate”, “expect”, “estimate”, “project”, “will be”, “will continue”, “will likely result”, or similar words or phrases. Forward-looking statements in this Annual Report on Form 10-K include, among others, statements regarding:

•	the anticipated growth of revenue and improvement in profit margins,

•	the Corporation’s ability to use additional capacity in its manufacturing facility, or to expand its manufacturing capacity,

•	the anticipated increase in selling, general and administrative expenses and hiring of new employees,

•	the Corporation’s ability to maintain selling, general and administrative expenses as a percentage of revenue relatively constant,

•	the Corporation’s ability to maintain research and development expenses and tax rates at constant levels,

•	the Corporation’s ability to fund its operations, capital expenditures, planned stock repurchase and interest and principal payments on debt for 2003 with existing cash and cash equivalents, cash flows from operations and its line of credit, and

•	the Corporation’s expansion plans.

     Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by BioReliance with the Securities and Exchange Commission, including in its previously-filed Forms 10-K and 10-Q, and include, but are not limited to, those included in the section entitled “Risk Factors”, which begins below at page 36.

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

     BioReliance Corporation is a leading contract service organization providing, testing, development and manufacturing services for biologics and other biomedical products to pharmaceutical companies worldwide. The Corporation believes that it is the largest provider of outsourcing services focused on the expanding biologics sector of the pharmaceutical industry. During 2002, the Corporation believes it realized a significant return on investments in capacity and client service programs which were designed to meet higher goals for timeliness and quality. During 2002, the Corporation focused a concerted effort to hold discussions with major biopharmaceutical companies with the goal of entering into expanded corporate relationships such as those announced in 2002. The Corporation also continued to contribute to bioterrorism defense through the work performed in both operating segments on the smallpox vaccine contracts. The Corporation believes that the services provided under some of its key relationships, the benefits that have been provided by what the Corporation believes is a growing market, and the increasing recognition of BioReliance as a service provider of choice have had a positive effect on the Corporation’s results of operations.

     The Corporation follows Statement of Financial Accounting Standards No. 131 (SFAS 131), “Disclosures About Segments of an Enterprise and Related Information”. Under SFAS 131, the Corporation reports the results of two operating segments: (1) testing and development services and (2) manufacturing services. The Corporation evaluates the performance of these operating segments based on revenue and gross profit. The Corporation also reports separately the results of its U.S. operations and European operations.

     BioReliance enters into several different types of contractual relationships with its clients. Contracts in the testing and development business can be: (1) quotations, based upon established price lists for individual services, (2) work proposals, most often for larger studies composed of a variety of services, and (3) long-term master agreements between the parties. A majority of testing and development contracts range in length from a few weeks to several months; however, some master agreements involving largely stability testing and lot release testing contracts may be one to three years in length. Manufacturing contracts tend to be relatively long because of the length of time required to create and characterize cell banks, perform pilot production runs, and produce and test the products. These contracts require a formal statement of work and range in length from six months to over two years. Government contracts, usually multi-year, are consistent with the requirements of the particular granting agencies.

     Clients generally are invoiced as work is completed. For contracts in excess of $70,000, clients are often invoiced at the commencement of the services and for progress payments based on defined milestones. Contracts may be terminated for a variety of reasons, including the client’s decision to forego a particular study or to cancel or delay a particular product development program, the failure of a clinical trial or unexpected or undesired results of product testing, or by the government for convenience. Generally, service contracts may be canceled by the client upon notice, with a partial charge commensurate with the percentage of work completed at the time of cancellation.

     For both testing and development services and manufacturing services, the major components of cost of sales are labor and related fringe benefits; facilities, primarily rent or depreciation, utilities and maintenance; direct materials; overhead costs, such as travel, office expenses and employee-related expenses; consulting costs and subcontracted costs. Cost of sales includes these expenses for laboratories directly providing the services and for supporting services departments, principally purchasing, quality assurance and quality control. In relative proportion to the total cost of sales, labor and materials costs are greater and facilities costs are less for testing and development services than for manufacturing services.

     Selling, general and administrative expense consists primarily of labor and related fringe benefits; administrative materials, travel, legal, accounting and consulting services, costs related to managing investor relations, and bad debt expense. In addition, a portion of facilities and information systems costs are allocated to general and administrative departments. Research and development expense consists primarily of labor and related fringe benefits, materials, travel, and a portion of facilities cost.

Critical Accounting Policies

     The Corporation’s critical accounting policies are listed below. These policies are particularly important to the portrayal of the Corporation’s financial position and its results of operations and require management’s significant judgment. As a result, they are subject to an inherent degree of uncertainty.

Revenue Recognition

We recognize revenue from commercial contracts, which are principally fixed-price or fixed-rate, and record it predominantly using a percentage-of-completion method, except for services that are generally completed within three days which are accounted for using the completed-contract method. We determine percentage-of-completion over time using estimated total project costs as a cost input measure. The percentage of completion may be affected by future events, including delays caused by laboratory interruptions, client-mandated changes and the unpredictability of biological processes. Accordingly, for each reporting period the Corporation undertakes a review process to determine that recorded revenue represents the actual percentage of completion in all material respects.

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

In estimating revenue, we make assumptions about the completion of projects and client mandated changes in the scope of timing of the project. If any of these uncertainties occur, then our estimates surrounding the percentage of completion method may prove to be incorrect. The unexpected termination of a large study or the termination of several studies over a relatively short period of time could cause periods of excess capacity which could negatively impact revenue and the results of operations. For government contracts, we make assumptions about the provisional indirect rates which are applied in calculating the cost-plus-fixed-fee revenue for these contracts. If the assumptions underlying the indirect rates changes or the estimates are adjusted at year-end, the revenue recorded for these contracts may have to be adjusted. A change in our revenue recognition estimates may affect the Corporation’s results of operations and financial condition.

Allowance for Doubtful Accounts

We record an allowance for doubtful accounts that we believe is adequate to cover anticipated losses on the collection of all outstanding billed and unbilled accounts receivable balances. The adequacy of the allowance for doubtful accounts is based on historical information, a review of major customer accounts receivable balances, negotiations related to certain specific client situations, and management’s assessment of current economic conditions. We reassess the allowance for doubtful accounts each period.

In establishing the allowance for doubtful accounts, we make assumptions about the percentage of accounts receivable that will be collected based on the length of time they have been outstanding and the ability and willingness of clients to pay. A change in our allowance estimates or assumptions could affect the amount and timing of adjustments to the allowance for doubtful accounts and the related bad debt expense.

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

When determining the proper valuation allowances, we must assess the likelihood that we will recover our deferred tax assets from future taxable income and, therefore, make assumptions about the nature and amount of future taxable income and the effective income tax rates in the future. Various other factors may also impact our future effective tax rate. These factors include, but are not limited to, changes in tax laws, regulations, and/or rates, changes in interpretations of existing tax laws or regulations and changes in the distribution of our pre-tax earnings between tax jurisdictions, include the foreign countries in which we operate. In the event that actual results differ from our estimates or we adjust these estimates in future periods, our operating results and financial condition may be affected.

         The Corporation’s accounting policies are described in Note 1 of Notes to Consolidated Financial Statements.

Results of Operations
(Dollars in tables are in thousands, except earnings per share data)

     For the year ended December 31, 2002, the Corporation had gross revenue of $82.4 million, an increase of 18% over gross revenue of $69.7 million for the year ended December 31, 2001. Earnings per share (diluted) for the year ended December 31, 2002 were $1.21 compared with $0.68 for the year ended December 31, 2001.

     Revenue increased in all of the Corporation’s segments and geographic regions as a result of continuing increases in orders. Gross margin improved in all segments and geographic regions. U.S. manufacturing continues to generate a loss as the Corporation continues to ramp-up operations in its U.S. manufacturing facility. Additionally, project delays continue to impact U.S. manufacturing revenue and margins. Selling, general and administrative expenses increased for the year, however, the Corporation reported that, as a percentage of revenue, these expenses decreased to 21% as a result of continuing successful programs to control expenses. The Corporation also reported an increase in its tax expense and effective income tax rate. The increase in the income tax expense directly results from an increase in net income and from an increase in the effective income tax rate to 36%, compared to 26% in 2001 which percentage was reduced by the utilization of tax credits and carry forwards in 2001.

Year ended December 31, 2001 compared with year ended December 31, 2002

Gross Revenue by Operating Segment

     The following table shows a comparison of revenue by operational segment for the years ended December 31, 2001 and 2002:

	Years Ended
	December 31,

	2001	2002	Fav. %

Testing and Development	$58,949	$69,121	17%
Manufacturing	10,712	13,325	24%

Total	$69,661	$82,446	18%

     The increase in testing and development revenue for the year ended December 31, 2002 is primarily due to the continued increases in the rates of new orders in both the U.S. and Europe. The increase in U.S. testing and development revenue results from increases in both biologics testing services and toxicology services. Additionally, U.S. testing and development revenue for the year ended December 31, 2002 includes an upward adjustment of approximately $150,000 relating to some of the Corporation’s long-term government contracts. The increase in European testing and development revenue was driven by increases in revenue generated in all major service areas.

     The increase in manufacturing revenue in 2002 results from increases in both U.S. and European manufacturing revenue. In 2002, the Corporation experienced increases in almost all manufacturing services as a result of the continued ramp-up of the U.S. manufacturing facility. Manufacturing revenue growth in 2002 continued to be impacted by project delays resulting from client requests for additional process development and client regulatory issues. Approximately 21% of the Corporation’s manufacturing revenue for 2002 resulted from work performed under smallpox vaccine contracts.

Gross Revenue by Geographic Region

     The following table shows a comparison of revenue by geographic region for the years ended December 31, 2001 and 2002:

	Years Ended
	December 31,

	2001	2002	Fav. %

United States	$58,184	$66,621	15%
Europe	11,477	15,825	38%

Total	$69,661	$82,446	18%

     The increase in revenue generated in the United States for the year ended December 31, 2002 resulted from increases in orders, which fueled increased revenue from both the testing and development and manufacturing segments. Revenue generated in the United States for the year ended December 31, 2002 includes an adjustment of approximately $150,000 relating to long-term government contracts.

     The increase in revenue generated in Europe for the year ended December 31, 2002 reflects increases in revenue generated both in the Corporation’s U.K. facilities and German facilities. As the German facility continues to run near capacity, revenue fluctuations in that facility are primarily attributable to incremental improvement in throughput efficiencies and different pricing structures among contracts. Revenue growth, if any, will likely be modest in 2003.

     The Corporation expects that testing and development revenue will continue to increase in both the U.S. and Europe in the foreseeable future, and that U.S. manufacturing revenue will increase with the Corporation’s smallpox vaccine and commercial contracts in the U.S. manufacturing facility. There can be no assurance that such expectations will prove to be correct. The Corporation expects European revenue to grow more rapidly than revenue in the U.S. to the extent that the European markets continue to outpace U.S. markets. The Corporation is planning for laboratory expansions that would become available to meet anticipated growth in the U.S. and Europe over a two-to-three year period.

Gross Profit by Operating Segment

     The following table compares gross profit and gross margin by operational segment for the years ended December 31, 2001 and 2002:

	Years Ended
	December 31,

	2001	2002	Fav. %

Testing and Development
Gross Profit	$26,814	$35,429	32%
Gross Margin	45%	51%
Manufacturing
Gross Profit	(1,457)	(361)	75%
Gross Margin	(14%)	(3%)
Totals

Gross Profit	$25,357	$35,068	38%

Gross Margin	36%	43%

     The increase in testing and development gross margins for the year ended December 31, 2002 was driven by increased gross profit generated in both the U.S. and the U.K. The increased gross profit was a result of increased revenue, combined with lower expenses related to decreased consulting fees, and operating tax credits that pertained largely to prior periods. These decreased costs were only partially offset by increases in variable costs relating to labor, direct materials, and subcontracted work.

     The improvement in manufacturing gross margins for the year ended December 31, 2002 is related to an increase in the gross profit generated from European manufacturing operations, combined with a slight decrease in losses generated in the U.S. The losses generated in the U.S. decreased due to increased revenue, only partially offset by increased expenses related to labor, direct materials, and capacity costs related to the U.S. manufacturing facility. As discussed above, project delays resulting from client requests for additional process development, regulatory difficulties and budget constraints continued to impact U.S. manufacturing gross margins in 2002.

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

Gross Profit by Geographic Region

     The following table compares gross profit and gross margin by geographic region for the years ended December 31, 2001 and 2002:

	Years Ended
	December 31,

	2001	2002	Fav. %

United States
Gross Profit	$20,035	$26,279	31%
Gross Margin	34%	39%
Europe
Gross Profit	5,322	8,789	65%
Gross Margin	46%	56%
Totals

Gross Profit	$25,357	$35,068	38%

Gross Margin	36%	43%

     The increase in U.S. gross margins for the year ended December 31, 2002 resulted from improved gross profits in the testing and development segment and slightly reduced losses in the manufacturing segment. The increased gross profit is a result of increased revenue, combined with lower expenses related to decreased consulting fees and operating tax credits. These decreased costs were only partially offset by increases in variable costs relating to labor, direct materials, and subcontracted work.

     The improvement in European gross margins for the year ended December 31, 2002 is attributable to increased profits, in both the testing and development and manufacturing segments, which resulted from continued efficient utilization of capacity, higher revenue and a more favorable product mix. European gross margins exceeded U.S. gross margins for the twelve months ended December 31, 2002 largely because U.S. margins are affected by fixed costs associated with the U.S. manufacturing facility. The U.S. testing and development segment also includes several units with relatively low margins, which are not part of the U.K. testing and development business.

     The Corporation expects margins in the testing and development segment, both in the U.S. and Europe, to improve incrementally with economies of scale in the foreseeable future. The rate of improvement is expected to be impacted by expenditures related to planned additions to capacity for testing and development in the U.S. beginning in 2003 in Europe and the U.S.

Operating Expenses

     The following table shows a comparison of operating expenses, other than cost of sales, for the years ended December 31, 2001 and 2002:

	Years Ended
	December 31,

			Fav.
	2001	2002	(Unfav.) %

Selling, General and Administrative	$16,116	$17,281	(7%)
Research and Development	1,189	940	21%

Total	$17,305	$18,221	(5%)

     Selling, general and administrative (SG&A) expenses increased for the year ended December 31, 2002 primarily due to increases in professional fees associated with special projects and increases in labor and fringe costs. These increases were partially offset by a decrease in the Corporation’s bad debt expense. SG&A expenses are expected to continue to increase as the Corporation hires additional administrative staff, implements additional applications for its information systems and makes additional investments for technical sales support and marketing infrastructure.

     As a percentage of revenue, (SG&A) expenses decreased to 21% for the year ended December 31, 2002 from 23% for the year ended December 31, 2001. This decrease is attributed principally to increased revenues, continued programs to control expenses, and the successful integration of past enhancements and expansion in sales, marketing and information systems. SG&A expenses include all information systems expenses throughout the Corporation. The Corporation believes it can maintain SG&A as a percentage of revenue relatively constant or below 20% for the foreseeable future.

     Research and development expenses represent the investment of internal resources to develop new methods and tests to support the Corporation’s services. The decrease in these expenses is related to a shift in the Corporation’s priorities from undertaking long-term research projects to the development of tests that can be delivered to clients in a relatively shorter period. The Corporation expects these expenses to remain relatively constant for the foreseeable future.

Income Taxes and Other Expenses

     The following table shows a comparison of non-operating expenses for the years ended December 31, 2001 and 2002:

	Years Ended
	December 31,

			Fav.
	2001	2002	(Unfav.) %

Net Interest and Other
Expense (Income)	$115	(11)	N.M.

Income Taxes
Provision	$2,042	6,064	(197%)
Effective Rate	26%	36%

N.M. = Not meaningful

     The improvement in net other expense (income) for the year ended December 31, 2002 is primarily due to foreign currency transaction gains and business tax refunds, partially offset by increased losses on the disposal of fixed assets and increased net interest expense due to lower interest rates on the Corporation’s money market investments and fixed interest rate on debt.

     The increase in the effective tax rate for the year ended December 31, 2002 is a result of the Corporation’s reversion in 2002 to a tax rate more in line with the its historical rates. The Corporation expects tax rates in 2003 to remain at current rates into the foreseeable future. Since the Corporation has international operations, its effective tax rate may vary from year to year due to changes in the international distribution of its pre-tax earnings, among other factors.

Year ended December 31, 2000 compared with year ended December 31, 2001

Gross Revenue by Segment

     The following table shows a comparison of revenue by operational segment for the years ended December 31, 2000 and 2001:

	Years Ended
	December 31,

	2000	2001	Fav. %

Testing and Development	$50,397	$58,949	17%
Manufacturing	5,497	10,712	95%

Total	$55,894	$69,661	25%

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

Gross Revenue by Geographic Region

     The following table shows a comparison of revenue by geographic region for the years ended December 31, 2000 and 2001:

	Years Ended
	December 31,

	2000	2001	Fav. %

United States	$47,824	$58,184	22%
Europe	8,070	11,477	42%

Total	$55,894	$69,661	25%

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

Gross Profit by Operating Segment

     The following table compares gross profit and gross margin by operational segment for the years ended December 31, 2000 and 2001:

	Years Ended
	December 31,

	2000	2001	Fav. %

Testing and Development
Gross Profit	$20,677	$26,814	30%
Gross Margin	41%	45%
Manufacturing
Gross Profit	(1,863)	(1,457)	22%
Gross Margin	(34%)	(14%)
Totals

Gross Profit	$18,814	$25,357	35%

Gross Margin	34%	36%

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

Gross Profit by Geographic Region

     The following table compares gross profit and gross margin by geographic region for the years ended December 31, 2000 and 2001:

	Years Ended
	December 31,

			Fav.
	2000	2001	(Unfav.) %

United States
Gross Profit	$15,511	$20,035	29%
Gross Margin	32%	34%
Europe
Gross Profit	3,303	5,322	61%
Gross Margin	41%	46%
Totals

Gross Profit	$18,814	$25,357	35%

Gross Margin	34%	36%

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

     Operating Expenses

     The following table shows a comparison of operating expenses, other than cost of sales, for the years ended December 31, 2000 and 2001:

	Years Ended
	December 31,

			Fav.
	2000	2001	(Unfav.) %

Selling, General and Administrative	$15,200	$16,116	(6%)
Research and Development	1,414	1,189	16%

Total	$16,614	$17,305	(4%)

     The increase in selling, general and administrative expenses for the year ended December 31, 2001 is due primarily to an increase in labor and selling expenses, partially offset by a decrease in the provision for bad debt expense. Labor costs increased as we added new employees to fill administrative positions and as we recorded a higher expense for compensation programs based on corporate and divisional unit performances. The increases in labor costs were largely offset by favorable adjustments, which are not expected to recur. The increase in selling, general and administrative expense in 2001 over 2000 would have been greater, but for several non-recurring items included in selling, general and administrative expenses for 2000. These non-recurring items were restructuring charges related to the Corporation’s German manufacturing facility and consulting fees paid to two members of the Corporation’s Board of Directors during 2000.

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

Income Taxes and Other Expenses

     The following table shows a comparison of non-operating expenses for the years ended December 31, 2000 and 2001:

	Three Months Ended
	December 31,

	2000	2001	(Unfav.) %

Net Interest and Other
Expense	$104	$115	(11%)

Income Taxes
Provision	$880	$2,042	(132%)
Effective Rate	42%	26%

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

Liquidity and Capital Resources

     The Corporation has funded its business through existing cash, cash flows from operations, long-term bank loans, and capital leases. At December 31, 2002, the Corporation had cash, cash equivalents and marketable securities of $37.7 million, compared to $27.5 million at December 31, 2001.

     In 2000, 2001, and 2002, the Corporation generated net cash flow from operating activities of $6.1 million, $14.9 million, and $15.8 million, respectively. Changes in other assets and liabilities used cash of $0.8 million in 2002, as a result of increases in accounts receivable and other current assets and a decrease in accrued employee compensation and benefits and customer advances, partially offset by increases in accounts payable and other accrued liabilities and a decrease in deposits and other assets. Changes in other assets and liabilities provided cash of $2.6 million in 2001, as a result of increases in customer advances, accrued employee compensation and benefits, and accounts payable, partially offset by increases in accounts receivable, deposits and other assets, and a decrease in other accrued liabilities. Changes in other assets and liabilities provided cash of $1.1 million in 2000, primarily due to an increase in other accrued liabilities and customer advances, partially offset by an increase in accounts receivable and a decrease in accounts payable.

     Foreign currency exchange fluctuations accounted for increases in cash and cash equivalents of $0.9 million in 2002, as a result of the euro and the pound sterling both strengthening against the dollar. In 2001 and 2000, foreign currency fluctuations accounted for decreases in cash and cash equivalents of $0.1 million and $0.4 million, respectively.

     Working capital increased to $42.2 million at December 31, 2002, from $31.4 million at December 31, 2001. This increase was due to an increase in cash and cash equivalents and an increase in accounts receivable and other current assets, partially offset by net increases in current liabilities.

     The Corporation believes that its existing cash and cash equivalents of $37.7 million at December 31, 2002, forecasted operating cash flows for 2003, and available borrowings of $2.0 million under its revolving loan agreement will provide sufficient liquidity to meet the Corporation’s operating plan, planned capital expenditures, its planned stock repurchase, and interest and principal payments on the Corporation’s debt for 2003.

     A decrease in demand for the Corporation’s services could reduce operating cash flows, but would also decrease the need for any capacity expansion. The key factors that could affect the Corporation’s sources of cash include the following:

•	the Corporation’s ability to generate orders for new contracts;

•	the ability of the Corporation to fully utilize its facilities, particularly the U.S. manufacturing facility;

•	the size and growth of the overall markets for biopharmaceuticals; and,

•	the economy in the U.S. and Europe.

     These and other factors are more fully described in “Risk Factors,” beginning on page 37. Additionally, a deterioration in the Corporation’s financial ratios could accelerate the maturity of principal outstanding under the Corporation’s loans.

Operating Leases

     The Corporation leases facilities and equipment under operating leases that expire at various dates through 2024. The Corporation is required to make noncancelable lease payments totaling approximately $28.1 million under these leases.

Capital Leases

     The Corporation’s U.S. manufacturing facility in Rockville, Maryland has been operational since late 2000. The Corporation leases this facility under three capital leases that require it to make net noncancelable lease payments totaling approximately $10.0 million through 2034. The Corporation has also guaranteed indebtedness related to the construction of this facility of approximately $4.2 million at December 31, 2002. A portion of the lease payments is equivalent to the interest and principal due on the indebtedness.

     Under an interest rate swap with respect to one of these capital leases, the variable interest rate portion of the indebtedness was effectively converted into debt with a fixed rate of 6.14% per annum. This swap expires on November 1, 2009. Amounts paid or received under the interest rate swap are recognized as interest income or expense in the periods in which they accrued and are recorded in the same category as that arising from the indebtedness. As a result of a decrease in the variable interest rate, for the years ended December 31, 2002 and 2001, the Corporation recorded $191,000 and $79,000, respectively of additional interest expense related to this interest rate swap. In accordance with the Statement of Financial Accounting Standard (FAS) 133, the Corporation adjusted the liability for the change in the fair value of this swap from $232,000 at December 31, 2001 to $653,000 at December 31, 2002. The corresponding amount is reflected in other comprehensive expense within shareholder’s equity, as the Corporation has met the criteria of FAS 133 to record the contract as a cash flow hedge. This hedge will be extinguished with the lease obligation to which it pertains.

     The Corporation accounts for the leases and subleases of its U.S. manufacturing facility as capital leases. The assets underlying the capital leases are included with the Corporation’s owned property and equipment as of December 31, 2002. Property and equipment, net of accumulated depreciation and amortization at December 31, 2002 included approximately $7.0 million related to these capital leases. The related lease obligation of $6.4 million is included in the Corporation’s liabilities at December 31, 2002.

     The Corporation also leases land for one of its facilities and certain office equipment under terms that require the leases to be accounted for as capital leases. At December 31, 2002, property and equipment, net of accumulated depreciation and amortization, included $2.0 million related to these capital leases. The related lease obligation of $0.4 million is included in the Corporation’s liabilities at December 31, 2002.

Borrowings and Credit Facilities

     The Corporation has a mortgage loan of $4.3 million from Bank of America with a maturity date of November 30, 2009, that was used to finance the construction of one of its facilities in Rockville, Maryland. In addition to a monthly principal payment of $10,576 per month, the mortgage loan bears interest at the London Inter-Bank Offering Rate (LIBOR) plus the applicable LIBOR Rate Additional Percentage (LIBOR Rate Option). The LIBOR Rate Option ranges from 1.00% to 2.15% depending on the Corporation achieving funded debt to EBITDA ratios. At December 31, 2002, the applicable interest rate on the mortgage loan was 1.42% and the LIBOR Rate Option was 1.40%. Approximately $2.2 million was outstanding on the mortgage loan at December 31, 2002.

     Under an interest rate swap, the variable interest rate portion of the mortgage loan was effectively converted into debt with a fixed rate of 6.14% per annum. This swap expires November 1, 2009. Amounts paid or received under the interest rate swap are recognized as interest income or expenses in the periods in which they accrued and are recorded in the same category as that arising from the mortgage loan. As a result of a decrease in the variable interest rate, for the years ended December 31, 2002 and 2001, the Corporation recorded $96,000 and $41,000, respectively additional interest expense related to the interest rate swap. In accordance with FAS 133, the Corporation adjusted the liability for the change in the fair value of this swap from $116,000 at December 31, 2001 to $306,000 at December 31, 2002. The corresponding amount is reflected in other comprehensive expense, as the Corporation has met the criteria of FAS 133 to record the contract as a cash flow hedge. This hedge will be extinguished with the mortgage loan to which it pertains.

     The Corporation has available borrowings up to $2.0 million under the terms of a revolving loan agreement with Bank of America. The revolving loan agreement requires monthly interest payments on the unpaid principal. The unpaid principal and all unpaid accrued interest is payable in full on May 31, 2003, and the line of credit expires at that time. Amounts borrowed under the revolving loan agreement bear interest at the LIBOR rate plus the applicable LIBOR Rate Option which ranges from 0.85% to 2.00% depending on the Corporation achieving funded debt to EBITDA ratios. There were no borrowings under this agreement in 2001 or 2002.

     All of the Corporation’s agreements with Bank of America are cross collateralized and are secured by a deed of trust on one of the Corporation’s laboratory facilities in Rockville, Maryland. The agreements require the Corporation to comply with financial and restrictive covenants, including fixed charge coverage and funded debt to EBITDA ratios. Specifically:

•	Maintain a ratio of total funded indebtedness to EBITDA not greater than 3.50 to 1.00 as of the end of each fiscal quarter, calculated on the preceding four quarter period. EBITDA is defined as earnings before interest, taxes, depreciation, and amortization.

•	Maintain a fixed charge coverage ratio as of the end of each quarter of at least 1.25 to 1.00, calculated on the preceding four-quarter period. This ratio is determined by dividing EBITDA by the sum of interest expense and current-maturities of long-term debt and capital leases.

     At December 31, 2002, the Corporation was in compliance with all covenants under its loan agreements.

     The Corporation has a $3.0 million loan from the Department of Business and Economic Development, a department of the State of Maryland. The Corporation is required to use the proceeds to expand and relocate its activities in Rockville, Maryland. The loan requires quarterly principal payments of $107,143 plus accrued interest and matures on June 30, 2006. The loan bears interest at rates ranging from 0.0% to 7.5% based on the Corporation’s achieving specific employment levels through 2005. The current interest rate is 0.0%. The terms of the loan contain annual reporting requirements, including the reporting of employment data. At December 31, 2002, approximately $1.5 million remained outstanding on the loan.

Capital Expenditures

     During 2002, the Corporation invested approximately $6.6 million in capital expenditures. These expenditures were primarily related to leasehold improvements and investments in new equipment. The Corporation invested $7.1 million and $4.1 million in capital expenditures during 2000 and 2001, respectively.

     Estimated capital expenditures in 2003 include capacity expansions in U.S. testing and development operations, and manufacturing operations, and in the U.K. manufacturing operations. The Corporation’s plans also include additional investments in information systems, as well as in normal equipment replacements.

     The Corporation expects to fund its growth and planned capital expenditures from existing cash and cash flows from operations, but may also enter into arrangements for bank borrowings and leases or other financing from third-party sources to the extent that funds are available on favorable terms and conditions. While the Corporation remains confident that expansion of its capacity will contribute to growth, there can be no assurance that such expansion will be fully utilized or that funding for the plans will meet with the Corporation’s expectations.

     Although the Corporation has no agreements or arrangements in place with respect to any future acquisition, there may be acquisition or other growth opportunities that require additional external financing, and the Corporation may, from time to time, seek to obtain funds from public or private issuances of equity or debt securities on a strategic basis. There can be no assurances that such financing will be available on terms acceptable to the Corporation. See Notes 4 and 9 of Notes to the Consolidated Financial Statements.

Repurchase of Common Stock

     On March 5, 2003, the Corporation’s Board of Directors authorized the repurchase of up to 500,000 shares of the Corporation’s common stock over the ensuing two years. The repurchase will be funded using the Corporation’s working capital. As of March 28, 2003, the Corporation has repurchased 75,300 shares for $1.2 million.

Contractual Obligations

     The Corporation’s outstanding contractual obligations relate to its long-term debt, capital lease obligations and its facility leases. These obligations and commitments are more fully described in this Annual Report on Form 10-K under “Borrowing and Credit Facilities” and “Capital Leases” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in Note 4 and Note 9 to Consolidated Financial Statements which appear beginning on page F-7.

     Below is a table which presents the Corporation’s contractual obligations as of December 31, 2002 (in thousands):

	Payments Due by Period

			One to	Three
		Less than	Three	to Five	More than
	Total	One Year	Years	Years	Five Years

Long-term debt	$3,657	$555	$1,110	$468	$1,524
Capital lease obligations including interest	10,746	936	1,717	1,652	6,441
Operating leases	28,084	2,552	5,217	3,239	17,076

Total contractual cash obligations	$42,487	$4,043	$8,044	$5,359	$25,041

     In connection with the operating lease agreements for two of its facilities, the Corporation is contingently liable under two letters of credit totaling approximately $2.5 million.

Foreign Currency

     The accounts of the Corporation’s international subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated into United States dollars at period-end exchange rates, and revenue and expense accounts are translated at average monthly exchange rates. Net exchange gains and losses resulting from these translations are excluded from net income and are accumulated in a separate component of stockholders’ equity. Transaction gains and losses that arise from some intercompany transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. The Corporation recorded net exchange losses of $0.4 million and $0.1 million for the years ended December 31, 2000 and 2001, respectively, and net exchange gains of $1.2 million for the year ended December 31, 2002.

     Since the revenues and expenses of the Corporation’s international operations generally are denominated in local currencies, exchange rate fluctuations between such local currencies and the United States dollar will subject the Corporation to currency translation risk with respect to the reported results of its international operations as well as to other risks sometimes associated with international operations. The Corporation derived 14.4%, 16.5%, and 19.2% of its revenue for 2000, 2001 and 2002, respectively, from services performed in the United Kingdom and Germany. In addition, the Corporation may be subject to currency risk when the Corporation’s service contracts are denominated in a currency other than the currency in which the Corporation incurs expenses related to such contracts.

     The Corporation may experience fluctuations in financial results from the Corporation’s operations outside the United States, and the Corporation may not be able, contractually or otherwise, to reduce the currency risks associated with its operations. At the present time, the Corporation does not use derivative financial instruments to manage or control foreign currency risk because most of its revenue and related expenses are in the same functional currencies. While the Corporation may use such financial instruments in the future, these financial instruments may not be successful in managing or controlling foreign currency risk. See “Item 7A – Market Risk”.

     The revenue and identifiable assets attributable to the Corporation’s geographic regions are reported in Note 10 of Notes to Consolidated Financial Statements.

European Monetary Union

     Within Europe, the European Economic and Monetary Union (the EMU) introduced a new currency, the Euro, on January 1, 1999. The new currency is in response to the EMU’s policy of economic convergence to harmonize trade policy, eliminate business costs associated with currency exchange and to promote the free flow of capital, goods, and services.

     On January 1, 1999, the participating countries adopted the Euro as their local currency, initially available for currency trading on currency exchanges and non cash (banking) transactions. As of July 1, 2002, the participating countries withdrew all legacy currency and began to use the Euro exclusively. The introduction of the Euro has not had a material adverse effect on the Corporation, and it does not anticipate any material adverse effects from the phasing out of other currencies. However, unforeseen legislation, changes in commercial cross-border practices or a significant devaluation of the Euro could have an adverse effect on the future results of operations and financial position of the Corporation.

RISK FACTORS

Dependence on Outsourcing for Development of Biologics; Market Acceptance of Biologics

     The Corporation’s revenue is highly dependent on research, development, and manufacturing expenditures by biotechnology and pharmaceutical companies for the development of biologics. The Corporation has benefited to date from the growing tendency of biotechnology and pharmaceutical companies to outsource product development projects to CSOs. A decline in the development of biologics, a general decline in research and development expenditures by these companies, or a delay or reduction in the outsourcing to CSOs of research and development expenditures due to market conditions, pharmaceutical industry consolidation or other factors could have a material adverse effect on the Corporation’s business and results of operations.

     The Corporation’s business strategy is dependent upon market acceptance of biologics. The market for biologics is still emerging, and most biologic products are still in the research and development stage. The extent to which biologics are accepted in commercial markets will affect the Corporation’s business, results of operations, and financial condition.

Significant Capital Expenditures

     During 2002, the Corporation invested $6.6 million in capital expenditures and may spend an equivalent amount or more on capital expenditures during 2003. There will be a minimal return, if any, in 2003 on a majority of the capital expenditures planned for the year. There is a risk that the ultimate return, if any, on these capital expenditures may be less than expected.

Risks Associated with the Nature of Contracts

     With several exceptions, most of the Corporation’s contracts are short-term in duration. As a result, the Corporation must continually replace its contracts with new contracts to sustain its revenue. The Corporation’s inability to generate new contracts on a timely basis would have a material adverse effect on its business, financial condition, and results of operations.

     In addition, many of the Corporation’s long-term contracts may be cancelled or delayed by clients for any reason upon notice. Contracts may be terminated for a variety of reasons, including termination of product development, failure of products to satisfy safety requirements, unexpected or undesired results from use of the product or the client’s decision to forego a particular study. Such terminations are somewhat common in the CSO industry, and have affected the Corporation’s revenue in the past. They are more prevalent in the manufacturing sector, which is a growing part of the business of the Corporation. The failure to obtain new contracts or the cancellation or delay of existing contracts could have a material adverse effect on the Corporation’s business and results of operations.

Government Contracts May Be Terminated

     During fiscal year 2002, approximately 13% of the Corporation’s revenue was derived from separate contracting units within the U.S. government. A government contract or subcontract may be modified or terminated at any time for the convenience of the government, including for changes in requirements or reductions in budgetary resources. Any termination of our government contracts or subcontracts, particularly our contracts for the manufacture of a smallpox vaccine would have a material adverse effect on our future revenue.

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

Variation in Quarterly Operating Results; High Fixed Costs

     The Corporation’s revenue and operating results have fluctuated, and could continue to fluctuate, on a quarterly basis. The operating results for a particular quarter may be lower than expected as a result of a number of factors, including the timing of contracts; the delay or cancellation of a contract; the mix of services provided; seasonal slowdowns in Europe during the summer months; the timing of start-up expenses for new services and facilities; and changes in regulations related to biologics. Because a high percentage of the Corporation’s costs are relatively fixed (such as the cost of maintaining facilities and compensating employees), any one of these factors could have a significant impact on the Corporation’s quarterly results. In some quarters, the Corporation’s revenue and operating results may fall below the expectations of securities analysts and investors due to any of the factors described above. In such event, the trading price of the Corporation’s common stock would likely decline, even if the decline in revenue did not have any long-term adverse implications for the Corporation’s business.

Management of Growth

     The Corporation’s operations – both domestic and international – have grown in recent years. This growth has placed a strain on the Corporation’s management, operational, human and financial resources. In order to manage its growth, the Corporation must continue to improve its operating and administrative systems, including its client reporting systems, and continue to attract and retain qualified management and professional, scientific and technical operating personnel. There can be no assurance that the Corporation will be able to manage its growth effectively. Any failure to effectively anticipate, implement, and manage the changes required to sustain its growth could have a material adverse effect on the Corporation’s business and results of operations.

Expansion of Manufacturing Capabilities

     As part of its business strategy, the Corporation expanded its U.S. manufacturing capabilities to allow for large-scale production of biologics. The Corporation has not yet utilized the full capacity of its U.S. manufacturing facility, which became operational in late 2000. There can be no assurance that the Corporation will be able to generate sufficient revenue from this facility and its expanded capabilities to cover the related costs. Nor is there any assurance that the Corporation will find clients for its current manufacturing capacity or any manufacturing capacity it may further develop, or that the Corporation will operate its manufacturing facilities on a profitable basis.

     The Corporation also plans to expand its manufacturing facilities in Europe. There can be no assurance that the Corporation will be able to expand these facilities as planned. Nor is there any assurance that the Corporation will be able to generate sufficient revenue from these facilities to cover the costs related to expansion.

Competition; Industry Consolidation

     The Corporation operates in a highly competitive industry. The CSO industry is highly fragmented, with many CSO providers ranging in size from one person consulting firms to full-service global drug development corporations. The Corporation primarily competes with in-house research departments of biotechnology and pharmaceutical companies, universities and medical centers, and other CSOs.

     As a result of competitive pressures, the industry has been consolidating. Mergers and acquisitions have resulted in the emergence of several large, full-service CSOs that have greater capital, technical, and financial resources than BioReliance. As pharmaceutical and biotechnology companies increasingly outsource development, they may increasingly turn to larger CSOs that provide a full range of services. This trend is likely to produce increased competition among the larger CSOs for both clients and acquisition candidates and increased competitive pressures on smaller providers. In addition, the CSO industry has attracted the attention of the investment community, which could lead to heightened competition by increasing the availability of financial resources for CSOs. Increased competition may lead to price and other forms of competition that may have a material adverse effect on the Corporation’s business and results of operations.

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

Potential Liability

     The Corporation formulates, tests, and manufactures products intended for use by the public. In addition, the Corporation’s services include the manufacture of biologic products to be tested in human clinical trials. These activities could expose the Corporation to risk of liability for personal injury or death to persons using such products, although the Corporation does not commercially market or sell the products to end users. The Corporation seeks to reduce its potential liability through measures such as contractual indemnification provisions with clients (the scope of which may vary from client-to-client, and the performances of which are not secured), exclusion of services requiring diagnostic or other medical services, and insurance maintained by clients. The Corporation could be materially and adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is outside the scope of the indemnification agreements, if the indemnity, although applicable, is not performed in accordance with its terms or if the Corporation’s liability exceeds the amount of applicable insurance or indemnity. In addition, the Corporation could be held liable for errors and omissions in connection with the services it performs. The Corporation currently maintains product liability and errors and omissions insurance with respect to these risks. There can be no assurance that the Corporation’s insurance coverage will be adequate or that insurance coverage will continue to be available on terms acceptable to the Corporation.

Hazardous Materials

     The Corporation’s activities involve the controlled use of etiologic agents, hazardous chemicals, and various radioactive materials. The Corporation is subject to foreign, federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. The risk of accidental contamination or injury from these materials cannot be eliminated. In the event of any contamination or injury from these materials, the Corporation could be held liable for any damages that result, including joint and several liabilities under certain statutes such as CERCLA, and any such liability could exceed the resources of the Corporation. Furthermore, the failure to comply with current or future regulations could result in the imposition of substantial fines against the Corporation, suspension of production, alteration of its manufacturing processes or cessation of operations. There can be no assurance that the Corporation will not be required to incur significant costs to comply with any such laws and regulations in the future, or that such laws or regulations or liability thereunder will not have a material adverse effect on the Corporation’s business and results of operations.

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

     All facilities and manufacturing techniques used for manufacturing of products for clinical use or for sale in the United States must be operated in conformity with current GMP regulations. The Corporation’s facilities are subject to scheduled periodic regulatory inspections to ensure compliance with GMP requirements. A finding that the Corporation had materially violated GMP requirements could result in regulatory sanctions, the disqualification of data for client submissions to regulatory authorities and a mandated closing of the Corporation’s facilities. Any such sanctions would have a material adverse effect on the Corporation’s business and results of operations. See “Business — Government Regulation”.

Control by Existing Stockholders

     As of March 3, 2003, Sidney R. Knafel, Chairman of the Board of Directors of the Corporation, and related persons beneficially owned an aggregate of approximately 37.9% of the outstanding common stock. The Corporation’s executive officers, directors and related persons (including Sidney R. Knafel) beneficially own an aggregate of approximately 40.6% of the outstanding common stock (excluding shares issuable upon the exercise of options). As a result, the Corporation’s directors and executive officers and related persons may exercise a controlling influence over the outcome of matters submitted to the Corporation’s stockholders for approval and may have the power to delay, defer or prevent a change in control of the Corporation.

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

Economic Recession

     The Corporation has not identified a significant relationship between the economic conditions and customer demand; nevertheless, a continued economic slowdown worldwide, or in any of our key markets, could reduce demand for our products or services. A decrease in demand could have the effect of reducing our ability to obtain new contracts and orders or cause the cancellation or delay of existing contracts, which could have a material adverse effect on the Corporation’s business and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

     The Corporation is exposed to market risk from adverse changes in interest rates and foreign currency exchange rates.

Interest Rate Risks

     The Corporation is exposed to interest rate risk primarily through its investments in cash equivalents. The Corporation’s investment policy stipulates investment in short-term, low-risk instruments. At December 31, 2002, the Corporation had $37.7 million in cash and cash equivalents. If interest rates fall, floating rate securities will generate less interest income. The Corporation does not believe that it is exposed to any material interest rate risk as a result of its investments in cash equivalents.

     At December 31, 2002, the Corporation had total debt of $11.5 million, most of which bears interest at a fixed interest rate. Thus, the Corporation does not believe that it is exposed to any material interest rate risk as a result of borrowing activities.

Foreign Currency Exchange Risk

     The Corporation’s international operations are subject to foreign exchange rate fluctuations. The Corporation derived 19.2% of its revenue for 2002 from services performed in the United Kingdom and Germany. The Corporation does not hedge its foreign currency exposure. Management does not believe that the Corporation’s exposure to foreign currency rate fluctuations is material. See “Foreign Currency” in Management’s Discussion and Analysis for a more detailed discussion of our foreign currency risks and exposures.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated by reference to the information to be set forth under the caption “Directors and Executive Officers of the Registrant” in the Corporation’s definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the Corporation’s fiscal year.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Except for information regarding equity compensation plans, which is incorporated by reference to the information to be set forth under the caption “Equity Compensation Plan Information” in the Corporation’s definitive proxy statement, the information required by Item 12 is incorporated by reference to the information to be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Corporation’s definitive proxy statement, which is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the Corporation’s fiscal year.

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

PART IV

ITEM 14. CONTROLS AND PROCEDURES

     Within 90 days before the filing date of this Annual Report on Form 10-K, the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s design and operation of its disclosure controls and procedures pursuant to Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, such officers concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation, required to be included in this Annual Report on Form 10-K.

     The Corporation’s management has also evaluated the Corporation’s internal controls and there have been no significant changes in the Corporation’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date that the Corporation carried out its evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

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

Reports on Form 8-K Filed During the Last Quarter

     The Corporation did not file any reports on Form 8-K during the quarter ended December 31, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Rockville, Maryland, on this 31st day of March, 2003.

BIORELIANCE CORPORATION
(Registrant)

By:		/s/ Capers W. McDonald

	Name: Title:	Capers W. McDonald President and Chief Executive Officer

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

Signature	Title	Date

/s/ Sidney R. Knafel Sidney R. Knafel	Chairman of the Board	March 31, 2003

/s/ Capers W. McDonald Capers W. McDonald	President, Chief Executive Officer and Director	March 31, 2003

/s/ John L. Coker John L. Coker	Vice President, Finance and Administration; Chief Financial Officer, Secretary and Treasurer (Chief Accounting Officer)	March 31, 2003

/s/ William J. Gedale William J. Gedale	Director	March 31, 2003

/s/ Victoria Hamilton Victoria Hamilton	Director	March 31, 2003

/s/ Gordon J. Louttit Gordon J. Louttit	Director	March 31, 2003

/s/ Leonard Scherlis, M.D. Leonard Scherlis, M.D.	Director	March 31, 2003

BIORELIANCE CORPORATION

CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Capers W. McDonald, certify that:

1.	I have reviewed this annual report on Form 10-K of BioReliance Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 31, 2003

    /s/ Capers W. McDonald

Capers W. McDonald
President and Chief Executive Officer

BIORELIANCE CORPORATION

CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, John L. Coker, certify that:

1.	I have reviewed this annual report on Form 10-K of BioReliance Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

    /s/ John L. Coker

John L. Coker
Vice President, Finance and Administration
and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1*	Amended and Restated Certificate of Incorporation of BioReliance Corporation

3.2*	Bylaws of BioReliance Corporation

10.1††	BioReliance Corporation 1997 Incentive Stock Plan, as amended

10.2*	Security Agreement, dated as of December 17, 1993, by and between Maryland National Bank, Microbiological Associates, Inc. and Microbiological Associates Limited

10.3*	Leasehold Deed of Trust and Security Agreement, dated December 17, 1993, by and between Microbiological Associates, Inc., Kathleen M. Malloy, Brent H. Donnell and Maryland National Bank

10.4*	Modification Agreement — Leasehold Deed of Trust and Security Agreement, dated as of December 1, 1994, by and among NationsBank, N.A., Kathleen M. Malloy and Microbiological Associates, Inc.

10.5**	Second Modification Agreement — Leasehold Deed of Trust and Security Agreement, dated as of October 31, 1997, by and among BioReliance Corporation, Elizabeth Shore and NationsBank, N.A.

10.6***	Third Modification Agreement — Leasehold Deed of Trust and Security Agreement, dated April 1, 1998, among BioReliance Corporation, Elizabeth Shore (trustee) and NationsBank, N.A.

10.7††	Fourth Modification Agreement — Leasehold Deed of Trust and Security Agreement, dated October 1, 2001, among BioReliance Corporation, Elizabeth Shore (trustee) and Bank of America, N.A.

10.8*	International Swap Dealers Association, Inc. Master Agreement, dated as of May 10, 1995, by and among NationsBank, N.A., Microbiological Associates, Inc. and MAGENTA Corporation

10.9*	Lease Agreement, dated as of December 1, 1983, by and between Montgomery County, Maryland and Dynasciences Corp. n/k/a BioReliance Corporation

10.10*	Lease Agreement, dated as of October 31, 1994, as amended December 20, 1994, between Redgate III Limited Partnership, as landlord, and Microbiological Associates, Inc., as tenant

10.11††	Fourth Deed of Trust Note Modification Agreement, dated October 1, 2001, by and between Bank of America, N.A. and BioReliance Corporation, BioReliance Testing and Development, LLC, BioReliance Manufacturing, LLC and BioReliance Viral Manufacturing, Inc.

10.12**	Amended and Restated Replacement Loan Agreement, dated as of October 31, 1997, among NationsBank, N.A., BioReliance Corporation, MA BioServices, Inc., MAGENTA Corporation and MAGENTA Viral Production, Inc.

10.13***	First Amendment to Amended and Restated Replacement Loan Agreement, dated April 1, 1998, among BioReliance Corporation, MA BioServices, Inc., MAGENTA Corporation, MAGENTA Viral Production, Inc. and NationsBank, N.A.

10.14‡	Second Amendment to Amended and Restated Replacement Loan Agreement, dated December 30, 1999, by and between Bank of America, N.A. and BioReliance Corporation, BioReliance Testing and Development, Inc., BioReliance Manufacturing, Inc. and MAGENTA Viral Production, Inc.

10.15††	Third Amendment to Amended and Restated Replacement Loan Agreement, dated as of May 31, 2001, by and between Bank of America, N.A. and BioReliance Corporation, BioReliance Testing and Development, Inc., BioReliance Manufacturing, Inc. and MAGENTA Viral Production, Inc.

10.16††	Fourth Amendment to Amended and Restated Replacement Loan Agreement, dated October 1, 2001, by and between Bank of America, N.A. and BioReliance Corporation, BioReliance Testing and Development, LLC, BioReliance Manufacturing, LLC and BioReliance Viral Manufacturing, Inc.

10.17††	Fifth Replacement Revolving Promissory Note, dated as of May 31, 2001, by BioReliance Corporation, BioReliance Testing and Development, Inc., BioReliance Manufacturing, Inc. and MAGENTA Viral Production, Inc. in favor of Bank of America, N.A. in the amount of $2 million

10.18††	Sixth Replacement Revolving Promissory Note, dated October 1, 2001, by BioReliance Corporation, BioReliance Testing and Development, LLC, BioReliance Manufacturing, LLC and BioReliance Viral Manufacturing, Inc. in favor of Bank of America, N.A. in the amount of $2 million

10.19**	Lease Agreement, dated as of October 16, 1997, between FP Rockledge, L.L.C. and MA BioServices, Inc.

10.20**	First Amendment to Lease Agreement, dated as of February 12, 1998, between FP Rockledge, L.L.C. and MA BioServices, Inc.

10.21**	Consent of Guarantor, dated as of February 12, 1998, to First Amendment to Lease Agreement

10.22***	Lease-Purchase Agreement, dated April 1, 1998, between Montgomery County, Maryland and BioReliance Corporation

10.23***	Lease, dated April 1, 1998, between BioReliance Corporation and BPG Industrial Partners II, LLC.

10.24***	Project Lease, dated April 1, 1998, between BPG Industrial Partners II, LLC and MAGENTA Corporation

10.25***	Leasehold Deed of Trust, dated April 1, 1998, by BioReliance Corporation and MAGENTA Corporation, to Cynthia Flanders and Eileen Chow (trustees) and NationsBank, N.A.

10.26***	Guaranty Agreement, dated April 1, 1998, by BioReliance Corporation in favor of NationsBank, N.A.

10.27***	Loan Agreement, dated April 1, 1998, between BPG Industrial Partners II, LLC, NationsBank, N.A. and, for certain purposes, BioReliance Corporation

10.28†	Loan Agreement, dated June 28, 1999, by and between Department of Business and Economic Development, a principal department of the State of Maryland and BioReliance Corporation

10.29††	BioReliance 2001 Employee Stock Purchase Plan, adopted September 11, 2001

10.30#	Employment Agreement — Ronald R. Baker

10.31#	Employment Agreement — John L. Coker

10.32#	Employment Agreement — Raymond F. Cosgrove, Ph.D.

10.33#	Employment Agreement — Allan J. Darling, Ph.D.

10.34#	Employment Agreement — David Jacobson-Kram, Ph.D.

10.35#	Employment Agreement — Capers W. McDonald

10.36#	Form of Employee Confidentiality, Trade Secrets and Noncompetition Agreement

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney (included on signature page).

99.1#	Officer Certification of Chief Executive Officer

99.2#	Officer Certification of Chief Financial Officer

*	Incorporated by reference to the Corporation’s Registration Statement on Form S-1, as filed with the Securities and Exchange Commission (Form No. 333-25071)

**	Incorporated by reference to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997

***	Incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998

†	Incorporated by reference to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999

‡	Incorporated by reference to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999

††	Incorporated by reference to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001

#	Incorporated by reference to the Corporation’s Form 10-Q for the quarter ended September 30, 2002

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto

Report of Independent Accountants

To The Board of Directors and Shareholders of BioReliance Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BioReliance Corporation and its subsidiaries at December 31, 2002 and December 31, 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
McLean, Virginia
February 24, 2003,
except for Note 15, as to which the date is March 5, 2003

BIORELIANCE CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,

	2001	2002

Assets
Current assets:
Cash and cash equivalents	$27,536	$37,739
Accounts receivable, net	22,335	24,704
Other current assets	1,747	2,988

Total current assets	51,618	65,431
Property and equipment, net	39,177	41,148
Deposits and other assets	280	136
Deferred income taxes	1,062	642

Total assets	$92,137	$107,357

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$919	$918
Accounts payable	2,312	2,872
Accrued employee compensation and benefits	5,323	5,065
Other accrued liabilities	2,544	4,656
Customer advances	4,972	5,152
Deferred income taxes	4,102	4,589

Total current liabilities	20,172	23,252
Long-term debt and capital lease obligations	10,977	10,628

Total liabilities	31,149	33,880

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.01 par value: 6,900,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value: 15,000,000 shares authorized; 8,362,040 and 8,485,722 shares issued and outstanding	84	85
Additional paid-in capital	55,018	56,144
Retained earnings	7,782	18,576
Accumulated other comprehensive income (expense)	(1,896)	(1,328)

Total stockholders’ equity	60,988	73,477

Total liabilities and stockholders’ equity	$92,137	$107,357

The accompanying notes are an integral part of these consolidated financial statements.

BIORELIANCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,

	2000	2001	2002

Revenue	$55,894	$69,661	$82,446

Expenses:
Cost of sales	37,080	44,304	47,378
Selling, general and administrative	15,200	16,116	17,281
Research and development	1,414	1,189	940

	53,694	61,609	65,599

Income from operations	2,200	8,052	16,847

Other (income) expense:
Interest income	(1,191)	(859)	(776)
Interest expense	932	908	867
Other (income) expense	363	66	(102)

	104	115	(11)

Income before income taxes	2,096	7,937	16,858
Income tax provision	880	2,042	6,064

Net income	$1,216	$5,895	$10,794

Net income per share:
Basic	$0.15	$0.72	$1.28

Diluted	$0.15	$0.68	$1.21

The accompanying notes are an integral part of these consolidated financial statements.

BIORELIANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2000	2001	2002

Cash flows from operating activities:
Net income	$1,216	$5,895	$10,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,197	4,506	4,686
Amortization expense	70	37	—
Amortization of bond discounts	(377)	(114)	—
Loss on disposal	213	111	224
Compensation element of options	44	55	8
Deferred income taxes, net	(401)	1,207	907
Changes in current assets and liabilities:
Accounts receivable, net	(1,186)	(1,343)	(1,937)
Other current assets	150	135	(1,201)
Accounts payable	(383)	26	330
Accrued employee compensation and benefits	342	1,994	(300)
Other accrued liabilities	1,755	(158)	2,302
Customer advances	545	2,701	(263)
Increase in deposits and other assets	(74)	(112)	272

Net cash provided by operating activities	6,111	14,940	15,822

Cash flows from investing activities:
Purchases of marketable securities	(27,563)	(2,455)	—
Proceeds from the maturities of marketable securities	26,000	11,000	—
Purchases of property and equipment	(7,071)	(4,126)	(6,593)
Proceeds from the sale of property and equipment	—	—	124

Net cash provided by (used in) investing activities	(8,634)	4,419	(6,469)

Cash flows from financing activities:
Proceeds from exercise of stock options	352	1,207	891
Payments on debt and capital lease obligations	(1,428)	(1,137)	(961)

Net cash provided by (used in) financing activities	(1,076)	70	(70)

Effect of exchange rate changes on cash and cash equivalents	(443)	(124)	920

Net increase (decrease) in cash and cash equivalents	(4,042)	19,305	10,203
Cash and cash equivalents, beginning of period	12,273	8,231	27,536

Cash and cash equivalents, end of period	$8,231	$27,536	$37,739

The accompanying notes are an integral part of these consolidated financial statements.

BIORELIANCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2000, 2001 and 2002
(Dollars in thousands)

					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Total
			Paid-in	Retained	Income	Stockholders’
	Shares	Amount	Capital	Earnings	(Expense)	Equity

Balance at December 31, 1999	7,929,002	$79	$52,764	$671	$(978)	$52,536
Common stock issued under stock option plan	270,197	3	485	—	—	488
Stock repurchase and cancellation	(9,033)	—	(136)	—	—	(136)
Compensation expense for stock options	—	—	44	—	—	44
Equity adjustment from foreign currency translation	—	—	—	—	(427)	(427)
Net income	—	—	—	1,216	—	1,216

Balance at December 31, 2000	8,190,166	82	53,157	1,887	(1,405)	53,721
Common stock issued under stock option plan	176,584	2	1,306	—	—	1,308
Stock repurchase and cancellation	(4,710)	—	(101)	—	—	(101)
Compensation expense for stock options	—	—	55	—	—	55
Tax benefit related to stock options	—	—	601	—	—	601
Equity adjustment from foreign currency translation	—	—	—	—	(143)	(143)
Fair market value adjustments on interest rate swaps	—	—	—	—	(348)	(348)
Net income	—	—	—	5,895	—	5,895

Balance at December 31, 2001	8,362,040	84	55,018	7,782	(1,896)	60,988
Common stock issued under stock option and purchase plans	123,682	1	890	—	—	891
Compensation expense for stock options	—	—	8	—	—	8
Tax benefit related to stock options	—	—	228	—	—	228
Equity adjustment from foreign currency translation	—	—	—	—	1,179	1,179
Fair market value adjustments on interest rate swaps	—	—	—	—	(611)	(611)
Net income	—	—	—	10,794	—	10,794

Balance at December 31, 2002	8,485,722	$85	$56,144	$18,576	$(1,328)	$73,477

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

Segment Information

     Segment information has been prepared in accordance with Statement of Financial Accounting Standards No. 131 (FAS 131), “Disclosures about Segments of an Enterprise and Related Information”. Segments were determined based on services provided by each segment (see Note 10).

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

Allowance for Doubtful Accounts

     The Corporation records an allowance for doubtful accounts which it believes is adequate to cover anticipated losses on the collection of all outstanding billed and unbilled accounts receivable balances. The adequacy of the allowance for doubtful accounts is based on historical information, a review of major customer accounts receivable balances, negotiations related to certain specific client situations, and management’s assessment of current economic conditions. The Corporation reassesses the allowance for doubtful accounts each period.

Research and Development

     Research and development is expensed in the period in which it is incurred.

Cash and Cash Equivalents

     The Corporation classifies as cash equivalents all highly liquid investments with an original maturity of three months or less.

Property and Equipment

     Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets. The buildings are depreciated over periods ranging from twenty to forty years. Leasehold improvements are depreciated or amortized over the shorter of the useful life or the lease term with useful lives up to forty years. Other fixed assets are depreciated or amortized over periods ranging from three to ten years. Equipment is depreciated over five years; and, computer hardware and software is depreciated over three to five years. Assets acquired under capital leases are depreciated or amortized over the lesser of estimated useful life of the related asset or the term of the lease. Significant additions and betterments are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred.

Impairment of Long-Lived Assets

     Long-lived assets are evaluated, upon a triggering event, for possible impairment through a review of undiscounted expected future cash flows. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized. No long-lived assets were impaired at December 31, 2002.

Income Taxes

     The Corporation follows Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (FAS 109). Under the asset and liability method of FAS 109, deferred income taxes are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities by applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if it is anticipated that some or all of a deferred tax asset may not be realized.

Net Income Per Share

     Earnings per share (EPS) is computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (FAS 128). This statement requires dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Dilutive securities are excluded from the computation in periods in which they have an anti-dilutive effect.

Stock-Based Compensation Policy

     The Corporation accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (APB 25) and related interpretations. Under APB 25, compensation cost is measured as the excess, if any, of the market price of the Corporation’s stock at the date of the grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Corporation provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123).

     Transactions for which non-employees are issued equity instruments for goods or services are recorded by the Corporation based upon the value of the goods or services received or fair value of the equity instruments issued, whichever is more reliably measured. There have been no such transactions in the three years ended December 31, 2002.

Derivatives

     The Corporation utilized derivative financial instruments to reduce interest rate risks. The Corporation does not hold derivative instruments for trading purposes. Derivatives are accounted for in accordance with Statement of Financial Accounting Standards No. 133 (FAS 133), “Accounting for Derivatives Instruments and Hedging Activities”, and recognizes derivative instruments as either assets or liabilities in the balance sheet and measures them at fair value. The corresponding changes in fair value are recorded in stockholders’ equity (as a component of comprehensive income/expense), depending on whether the derivative is being used to hedge changes in fair value or cash flows.

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

Reclassification

     Certain prior year amounts have been reclassified to conform to the current presentation.

(2)  ACCOUNTS RECEIVABLE

     Accounts receivable consisted of the following amounts as of December 31:

	2001	2002

	(In thousands)
Billed accounts receivable:
Commercial	$13,553	$14,896
Government	1,276	895

	14,829	15,791

Unbilled accounts receivable:
Commercial	7,475	9,068
Government	1,336	1,084

	8,811	10,152

Less allowances for doubtful accounts and unallowable contract costs	(1,305)	(1,239)

Accounts receivable, net	$22,335	$24,704

     Unbilled commercial receivables represent revenue from commercial contracts (recorded using the percentage-of-completion method) which are not yet billable to the client. Generally, these amounts become billable within the next one to three months upon the attainment of a milestone or the completion of the contract.

     Unbilled government receivables represent amounts which are billed on government contracts and government sub-contracts shortly after the end of each month, based on costs incurred and fees earned during the month, or revenues recognized in excess of billings on government contracts which generally become billable upon final determination of allowable costs by the United States government. Government contract costs for 2002 are subject to final determination of allowable costs by the United States government. In the opinion of management, these determinations will have no material effect on the Corporation’s consolidated financial position or results of operations.

(3)  PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following amounts as of December 31:

	2001	2002

	(In thousands)
Land	$2,704	$2,704
Building	27,855	29,096
Equipment, furniture, fixtures, and computer hardware and software	27,148	31,008
Leasehold improvements	6,681	7,042
Construction in progress and assets not yet placed in service	1,915	2,882

Property and equipment, at cost	66,303	72,732
Less accumulated depreciation and amortization	(27,126)	(31,584)

Property and equipment, net	$39,177	$41,148

(4)  DEBT

     Debt consisted of the following amounts as of December 31:

	2001	2002

	(In thousands)
Mortgage Loan	$2,284	$2,157
Capital Lease Obligations	7,335	6,930
State of Maryland Loan	1,929	1,500
Interest Rate Swap Agreement	348	959

Total debt	11,896	11,546
Less current portion	(919)	(918)

Long-term portion	$10,977	$10,628

Bank Debt

     The Corporation has a mortgage loan of $4.3 million from Bank of America with a maturity date of November 30, 2009, that was used to finance the construction of one of its facilities in Rockville, Maryland. In addition to a principal payment of $10,576 per month, the mortgage loan bears interest at the London Inter-Bank Offering Rate (LIBOR) plus the applicable LIBOR Rate Additional Percentage (LIBOR Rate Option). The LIBOR Rate Option ranges from 1.0% to 2.15% depending on the Corporation achieving certain funded debt to EBITDA ratios. At December 31, 2002, the applicable interest rate on the mortgage loan was 1.42% and the LIBOR Rate Option was 1.40%. Approximately $2.2 million was outstanding on the mortgage loan at December 31, 2002.

     Under an interest rate swap, the variable interest rate portion of the mortgage loan was effectively converted into debt with a fixed rate of 6.14% per annum. This swap expires November 1, 2009. Amounts paid or received under the interest rate swap are recognized as interest income or expenses in the periods in which they accrued and are recorded in the same category as that arising from the mortgage loan. As a result of a decrease in the variable interest rate, for the years ended December 31, 2002 and 2001, the Corporation recorded $96,000 and $41,000 of additional interest expense related to the interest rate swap. In accordance with FAS 133, the Corporation adjusted the liability for the change in the fair value of this swap from $116,000 at December 31, 2001 to $306,000 at December 31, 2002. The corresponding amount is reflected in other comprehensive expense, as the Corporation has met the criteria of FAS 133 to record the contract as a cash flow hedge. This hedge will be extinguished with the mortgage loan to which it pertains.

     The Corporation has available borrowings up to $2.0 million under a revolving loan agreement with Bank of America. The revolving loan agreement requires monthly interest payments on the unpaid principal. The unpaid principal and all unpaid accrued interest is payable in full on May 31, 2003, and the line of credit expires at that time. Amounts borrowed under the revolving loan agreement bear interest at the LIBOR rate plus the applicable LIBOR Rate Option which ranges from 0.85% to 2.00% depending on the Corporation achieving funded debt to EBITDA ratios. There were no borrowings under this agreement during 2001 or 2002.

     All of the Corporation’s agreements with Bank of America are cross collateralized and are secured by a deed of trust on one of the Corporation’s laboratory facilities in Rockville, Maryland. The agreements require the Corporation to meet financial and restrictive covenants, including fixed charge coverage and funded debt to EBITDA ratios, specifically:

•	Maintain a ratio of total funded indebtedness to EBITDA not greater than 3.50 to 1.00 as of the end of each fiscal quarter, calculated on the preceding four-quarter period. EBITDA is defined as earnings before interest, taxes, depreciation and amortization.

•	Maintain a fixed charge coverage ratio as of the end of each quarter of at least 1.25 to 1.00, calculated on the preceding four-quarter period. This ratio is determined by dividing EBITDA by the sum of interest expense and current maturities of long-term debt and capital leases.

     At December 31, 2002, the Corporation was in compliance with all covenants under its loan agreements.

     The Corporation has a $3.0 million loan from the Department of Business and Economic Development, a department of the State of Maryland. The Corporation was required to use the proceeds to expand and relocate its activities in Rockville, Maryland. The loan requires quarterly principal payments of $107,143 plus accrued interest and matures on June 30, 2006. The loan bears interest at rates ranging from 0.0% to 7.5% based on the Corporation’s achieving specific employment levels through 2005. The current interest rate is 0.0%. The terms of the loan contain annual reporting requirements, including the reporting of employment data. At December 31, 2002, approximately $1.5 million remained outstanding on the loan.

     The aggregate maturities on long-term debt are due as follows (in thousands):

Years ending December 31:
2003	$555
2004	555
2005	555
2006	341
2007	127
Thereafter	1,524

Total aggregate maturities	$3,657

Capital Lease Obligations

     The Corporation’s U.S. manufacturing facility in Rockville, Maryland has been operational since late 2000. The Corporation leases this facility under three capital leases that require it to make net noncancelable lease payments totaling approximately $10.0 million through 2034. The Corporation has also guaranteed indebtedness related to the construction of this facility of approximately

$4.2 million at December 31, 2002. A portion of the lease payments is equivalent to the interest and principal due on the indebtedness.

     Under an interest rate swap with respect to one of these capital leases, the variable interest rate portion of the indebtedness was effectively converted into debt with a fixed rate of 6.14% per annum. This swap expires on November 1, 2009. Amounts paid or received under the interest rate swap are recognized as interest income or expense in the periods in which they accrued and are recorded in the same category as that arising from the indebtedness. As a result of a decrease in the variable interest rate, for the years ended December 31, 2002 and 2001, the Corporation recorded $191,000 and $79,000, respectively of additional interest expense related to this interest rate swap. In accordance with FAS 133, the Corporation adjusted the liability for the change in the fair value of this swap from $232,000 at December 31, 2001 to $653,000 at December 31, 2002. The corresponding amount is reflected in other comprehensive expense, as the Corporation has met the criteria of FAS 133 to record the contract as a cash flow hedge. This hedge will be extinguished with the lease obligation to which it pertains. The Corporation accounts for the leases and subleases of its U.S. manufacturing facility as capital leases.

     The assets underlying capitalized leases are included with the Corporation’s owned property and equipment, and are summarized as follows as of December 31:

	2001	2002

	(In thousands)
Land	$2,704	$2,704
Building	6,705	6,705
Machinery and equipment	4,166	221

Total assets at cost	13,575	9,630
Less accumulated depreciation	(4,086)	(668)

Net capitalized assets	$9,489	$8,962

     The future minimum lease payments under capital lease obligations at December 31, 2002 were as follows (in thousands):

Years ending December 31:
2003	$936
2004	868
2005	849
2006	834
2007	818
Thereafter	6,441

Total minimum lease payments	10,746
Less amount representing interest	(3,816)

Present value of minimum lease payments	6,930
Less current portion	(436)

Long-term portion	$6,494

(5)  STOCKHOLDERS’ EQUITY

Stock Option Plans

     The Board of Directors of the Corporation adopted the 1997 Incentive Plan (the 1997 Plan) in May 1997, and approved amendments to the 1997 Plan in September 1997, May 1998, May 1999 and June 2002. Under the terms of the 1997 Plan, the Corporation may grant or award incentive and nonqualified stock options, stock appreciation and dividend equivalent rights, restricted stock, performance units, and performance shares (collectively Awards) to employees, officers, non-employee directors, consultants and advisors. These Awards are exercisable as determined by the Corporation’s compensation committee, generally vest in equal increments over five years and expire no later than ten years after the date of the grant. The exercise price of incentive stock options must equal or exceed the fair market value of the stock on the date of grant. The 1997 Plan also provides for the initial and annual grant of options to each of its non-employee directors at an exercise price equal to the fair market value on the date of grant. Those options generally vest in equal increments over three years and have ten-year terms.

     As of December 31, 2002, the Corporation has authorized 1,212,277 shares under the 1997 Plan, of which 177,168 shares remained available for grants.

     Changes in options outstanding granted under the 1997 Plan and prior stock option plans were as follows:

		Weighted Average
	Number of	Option price
	Shares	Per share

Balance, December 31, 1999	1,126,334	7.58
Granted	253,500	5.91
Exercised	(270,197)	1.89
Canceled	(222,627)	10.54

Balance, December 31, 2000	887,010	8.10
Granted	268,000	12.65
Exercised	(176,612)	7.42
Canceled	(86,746)	8.71

Balance, December 31, 2001	891,652	9.53
Granted	301,000	23.79
Exercised	(118,195)	6.68
Canceled	(135,311)	11.50

Balance, December 31, 2002	939,146	14.18

     To determine fair value under FAS 123, the Corporation used the Black-Scholes option-pricing model and the following respective weighted-average assumptions for 2000, 2001 and 2002: a risk-free interest rate of 5.93%, 4.89% and 4.10%; expected lives of 6 years; expected volatility of 57%, 68% and 67%; and expected dividends of zero. The weighted average fair value of options granted during 2000, 2001 and 2002 was $3.52, $8.26 and $15.09, respectively.

     For options outstanding and exercisable at December 31, 2002, the following number of options, range of exercise prices and weighted average exercise prices were:

		Weighted Average
Range of	Options	Remaining	Weighted Average		Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$2.97 – 5.91	167,766	6.8	$5.30	71,499	$5.02
$5.92 – 8.87	104,704	3.6	$7.02	70,132	$6.99
$8.88 – 11.83	7,870	1.1	$9.00	7,870	$9.00
$11.84 – 14.79	367,536	7.1	$12.74	134,743	$13.18
$20.70 – 23.66	261,570	9.4	$23.17	8,820	$22.74
$26.61 – 29.57	29,700	9.0	$29.41	740	$28.25

Total	939,146	7.3	$14.18	293,804	$9.93

     As permitted by FAS 123 and amended by FAS 148, the Corporation has chosen to continue accounting for stock options at their intrinsic value. Accordingly, no compensation expense has been recognized for its stock option compensation plans. Had the fair value method of accounting been applied to the Corporation’s stock option plans utilizing the valuation method correctly recognized, the impact would be as follows:

	2000	2001	2002

	(In thousands, except per share amounts)
Net income as reported	$1,216	$5,895	$10,794
Estimated fair value of the year’s option grants	(541)	(960)	(1,173)

Pro-forma net income	675	4,935	9,621
Basic net income per share - as reported	0.15	0.72	1.28
Basic net income per share - pro-forma	0.08	0.60	1.14
Diluted net income per share - as reported	0.15	0.68	1.21
Diluted net income per share - pro-forma	0.08	0.57	1.08

Employee Stock Purchase Plan

     In the fourth quarter of 2001, the Board of Directors approved the Employee Stock Purchase Plan (the ESPP), under which 200,000 shares of the Corporation’s common stock $.01 par value per share could be sold to eligible employees. Under the ESPP, eligible employees can elect to have up to 10% of their gross pay withheld to be applied to the purchase of these shares. Funds withheld are applied to the purchase of common stock on the last day of each quarterly trading period. The purchase price under the ESPP is generally 85% of the lower of the fair market value of the common stock on the first day and last day of the quarterly purchase period. The first purchase period commenced on December 1, 2001. For the year ended December 31, 2002, there were 5,487 shares issued under the ESPP Plan. There were no shares issued under the ESPP for the year ended December 31, 2001.

(6)  INCOME TAXES

Income Tax Provision

     Income before income taxes consisted of the following amounts for the years ended December 31:

	2000	2001	2002

	(In thousands)
Domestic	$1,134	$4,779	$10,487
Foreign	962	3,158	6,371

Income before income taxes	$2,096	$7,937	$16,858

     The provision (benefit) for income taxes consisted of the following amounts for the years ended December 31:

	2000	2001	2002

	(In thousands)
Current:
Federal	$893	$616	$2,881
Foreign	—	374	2,068
State	429	538	52

Total current provision	1,322	1,528	5,001

Deferred:
Federal	(372)	936	626
Foreign	130	487	21
State	(200)	(909)	416

Total deferred provision (benefit)	(442)	514	1,063

Total provision for income taxes	$880	$2,042	$6,064

     The provision for income taxes differed from that which would be computed by applying the U.S. federal income tax rate to income before income taxes for the following years ended December 31:

	2000	2001	2002

U.S. Federal tax at statutory rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	2.5	7.4	2.8
Adjustment for foreign income taxes	5.0	0.7	(0.4)
Change in valuation allowance	(6.4)	(9.4)	(4.5)
Tax credits	—	(6.5)	—
Nondeductible expenses	4.9	3.2	1.4
Other	2.0	(3.7)	2.7

Provision for income taxes	42.0%	25.7%	36.0%

     On October 1, 2001, the Corporation effected a tax-free plan of reorganization. In the reorganization, BioReliance Testing and Development, Inc. a subsidiary of BioReliance Corporation, merged into BioReliance Manufacturing, Inc., a subsidiary of BioReliance Corporation. After the merger, BioReliance Manufacturing, Inc., contributed a portion of its assets and liabilities to a newly formed limited liability company (LLC) BioReliance Testing and Development, LLC. BioReliance Manufacturing, Inc. then merged into BioReliance Viral Manufacturing, Inc., also a subsidiary of BioReliance Corporation. After the merger, BioReliance Viral Manufacturing contributed a portion of its assets and liabilities (formerly the assets and liabilities of BioReliance Manufacturing, Inc.) to another newly formed company, BioReliance Manufacturing, LLC. The reorganization was undertaken to streamline the tax structure and will result in reduced administrative filings and reporting responsibilities.

     For German tax purposes, BioReliance Holding GmbH (BRH) and BioReliance Manufacturing GmbH consolidate income under a tax sharing agreement dated November 30, 1998, which continues for five years.

Deferred Income Taxes

     Deferred income taxes consisted of the following amounts as of December 31:

	2001	2002

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$1,056	$742
Accrued expenses	1,253	545
Allowance for doubtful accounts	504	478
Tax credit carryforwards	604	—
Other	1,025	768

Gross deferred tax assets	4,442	2,533
Valuation allowance	(1,362)	(611)

Net deferred tax assets	3,080	1,922

Deferred tax liabilities:
Unbilled accounts receivable	(2,533)	(3,036)
Depreciation and amortization	(3,587)	(2,834)

Deferred tax liabilities	(6,120)	(5,870)

Deferred taxes, net	$(3,040)	$(3,948)

Deferred income tax liabilities, current portion	$(6,120)	$(5,870)
Deferred income tax liabilities, long-term portion	—	—
Deferred income tax assets, current portion	2,018	1,278
Deferred income tax assets, long-term portion	1,062	644

Deferred taxes, net	$(3,040)	$(3,948)

     The Corporation records a valuation allowance for deferred tax assets when it is management’s judgment that it is more likely than not that all or a portion of a deferred tax asset will not be realized. During 2001, the valuation allowance decreased primarily due to decreases in valuation allowances related to tax credit carryforwards.

Tax Carryforwards

     At December 31, 2002, the Corporation had state net operating loss (NOL) carryforwards available to offset future taxable income of approximately $13.9 million. State NOLs expire at varying dates through 2021. At December 31, 2002, the Corporation had foreign net operating loss carryforwards available to offset future taxable income of approximately $253,000 in Germany, which may be carried forward indefinitely.

(7)  RETIREMENT PLAN

     The Corporation sponsors a defined-contribution retirement 401(k) plan covering substantially all of its employees. Participating employees may elect to contribute from 1% to 15% of their compensation, subject to statutory limitations. Contributions , in cash, made by the Corporation in 2000, 2001 and 2002 equaled 50% of the voluntary employee contributions up to a maximum of 6% of a participant’s annual compensation. The Corporation’s portion of retirement plan contributions , which vest over 5 years, were $350,000, $458,000 and $488,000 in 2000, 2001 and 2002, respectively.

(8) NET INCOME PER SHARE

     The Corporation calculates earnings per share (EPS) on both a basic and diluted basis. Dilutive securities are excluded from the computation in periods which they have an anti-dilutive effect. Net income available to common stockholders and common equivalent stockholders is equal to net income for each of the years presented.

     The following represents reconciliations between the weighted average common stock outstanding denominator used in basic EPS and the weighted average common and common equivalent shares outstanding denominator used in diluted EPS for the years ended December 31:

	2000	2001	2002

	(In thousands)
Weighted average common stock outstanding	8,072	8,233	8,436
Stock options	252	450	459

Weighted average common and common equivalent shares outstanding	8,324	8,683	8,895

(9)  COMMITMENTS AND CONTINGENCIES

Operating Leases

     The Corporation leases facilities and equipment under noncancelable operating leases that expire at various dates through 2024. Future minimum lease payments under operating leases were as follows (in thousands):

Years ending December 31:
2003	$2,552
2004	2,581
2005	2,636
2006	1,650
2007	1,589
Thereafter	17,076

Total future minimum lease payments	$28,084

     In connection with the operating lease agreements for two of its facilities, the Corporation is contingently liable under two letters of credit totaling approximately $2.5 million. Total rent expense for all operating leases was $2,666,000, $2,782,000 and $2,931,000 in 2000, 2001 and 2002, respectively.

Legal Proceedings

     From time to time, the Corporation is involved in various claims and legal proceedings arising in the ordinary course of business. The Corporation does not believe that such claims or proceedings, individually or in the aggregate, will have a material adverse effect on the Corporation’s consolidated financial position or results of operations.

(10)  SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

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

     The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies”. Segment data includes inter-segment revenue. The Corporation evaluates the performance of its operating segments based on revenue and gross profit. Asset information by reportable segment is not reported, since the Corporation does not produce such information internally.

     Summarized financial information concerning the Corporation’s reportable segments is shown in the following table (in thousands):

	Year Ended December 31,

	2000	2001	2002

Revenue:
Testing and Development	$50,397	$58,949	$69,121
Manufacturing	5,497	10,712	13,325

Total	$55,894	$69,661	$82,446

Gross Profit (Loss):
Testing and Development	$20,677	$26,814	$35,429
Manufacturing	(1,863)	(1,457)	(361)

Total	$18,814	$25,357	$35,068

     The following table outlines the Corporation’s revenue, gross profit and identifiable assets by geographic region (in thousands):

	Year Ended December 31,

	2000	2001	2002

Revenue:
United States	$47,824	$58,184	$66,621
Europe	8,070	11,477	15,825

Total	$55,894	$69,661	$82,446

Gross Profit:
United States	$15,511	$20,035	$26,279
Europe	3,303	5,322	8,789

Total	$18,814	$25,357	$35,068

Identifiable Assets:
United States	$36,983	$36,875	$38,218
Europe	2,685	2,302	2,930

Total	$39,668	$39,177	$41,148

Significant Customers

     Sales to the U.S. government represented 11% , 13% and 13% of consolidated revenue in 2000, 2001 and 2002, respectively.

(11)  RESTRUCTURING

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

(12)  RELATED PARTIES

     Beginning in April 2000, the Corporation retained the consulting services of two members of its Board of Directors. For the years ended December 31, 2000 and 2001, the Corporation incurred $125,000 and $35,000, respectively of fees under these arrangements, recorded as selling, general and administrative expenses.

(13)  SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information regarding cash paid for income taxes and interest and noncash investing and financial activities is as follows:

	Year Ended December 31,

	2000	2001	2002

	(In thousands)
Cash paid during the year for:
Income tax payments	$82	$1,071	$3,301
Interest payments	$385	$770	$687
Noncash investing and financing activities:
Additions to building under capital lease agreement	$83	$—	$—
Equity impact from exercise of non-qualified stock options	$—	$601	$228

(14)  NEW ACCOUNTING PRONOUNCEMENTS

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

     In June 2002, the FASB issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146). FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Corporation does not expect adoption of this Statement to have a material impact on the Corporation’s results of operations or financial portion.

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other”. FIN 45 elaborates on the existing disclosure requirements for most guarantees. The initial recognition and measurement provisions apply on a perspective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim of annual period ending after December 15, 2002. The initial adoption of FIN 45 is not anticipated to have a material impact on the Corporation’s results of operations or financial position.

     On December 31, 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (FAS 148). FAS 148 amends FAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to FAS 123’s fair value method of accounting for stock-based employee compensation for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. FAS 148 also requires prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statement. The Corporation intends to continue to follow the disclosure-only provisions of FAS 123 and, accordingly, will continue to apply APB 25 and its related interpretations in accounting for its plans. The adoption of FAS 148 is not anticipated to have a material impact on the Corporation’s results of operations or financial position.

(15)  SUBSEQUENT EVENTS

     On March 5, 2003, the Corporation’s Board of Directors authorized the repurchase of up to 500,000 shares of the Corporation’s common stock over the next two years. The repurchase will be funded using the Corporation’s working capital and cash flow from operations.

BIORELIANCE CORPORATION
SUPPLEMENTAL FINANCIAL INFORMATION
SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)
(In thousands except, per share data)

	Three Months Ended

	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2001	2001	2001	2001

Revenue	$15,268	$16,331	$18,578	$19,484
Gross profit	4,755	5,639	7,381	7,582
Net income	388	888	2,236	2,383
Earnings per share:
Basic	$0.05	$0.11	$0.27	$0.29
Diluted	0.05	0.10	0.26	0.27
Weighted average common shares outstanding:
Basic	8,194	8,204	8,225	8,307
Diluted	8,569	8,567	8,547	8,933

	Three Months Ended

	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2002	2002	2002	2002

Revenue	$19,013	$20,733	$21,594	$21,106
Gross profit	7,991	8,762	9,504	8,811
Net income	2,097	2,806	3,174	2,717
Earnings per share:
Basic	$0.25	$0.33	$0.38	$0.32
Diluted	0.24	0.31	0.36	0.31
Weighted average common shares outstanding:
Basic	8,399	8,430	8,444	8,466
Diluted	8,831	8,918	8,876	8,894

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

Column A	Column B	Column C			Column D		Column E

		Additions

	Balance at	Charged to
	beginning	costs and	Charged to				Balance at
Description	of year	expenses	other accounts		Deductions		end of year

Year Ended December 31, 2000
Allowance for doubtful accounts	1,385	624	—		604	(1)	1,405
Deferred tax valuation allowance	1,265	580	—		—		1,845
Year Ended December 31, 2001
Allowance for doubtful accounts	1,405	386	5	(2)	491	(1)	1,305
Deferred tax valuation allowance	1,845	—	—		483	(3)	1,362
Year Ended December 31, 2002
Allowance for doubtful accounts	1,305	55	142	(2)	263	(1)	1,239
Deferred tax valuation allowance	1,362	—	—		751	(3)	611

(1)	Amounts are write-offs of uncollectible accounts receivable.

(2)	Amount represents adjustments against the allowance and recovery of accounts receivable previously written off.

(3)	Amount represents reductions in the valuation allowance attributable to the realization of net operating loss carryforwards.