Form 10-Q
period 2003-03-31
BIORELIANCE CORP
filed 2003-05-15
CIK 1036629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

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

YES   X      NO ______

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES   X      NO ______

As of April 30, 2003, 8,513,419 shares of registrant’s common stock, par value $.01 per share, were outstanding.

BIORELIANCE CORPORATION

TABLE OF CONTENTS

		Page
		Number

PART I	FINANCIAL INFORMATION

	Item 1 - Financial Statements:

	Consolidated Balance Sheets as of December 31, 2002
	and March 31, 2003(Unaudited)	3

	Consolidated (Unaudited) Statements of Income for the Three
	Months Ended March 31, 2002 and 2003	4

	Consolidated (Unaudited) Statements of Cash Flows for the Three
	Months Ended March 31, 2002 and 2003	5

	Notes to Consolidated (Unaudited) Financial Statements	6

	Item 2 - Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10

	Item 3 - Quantitative and Qualitative Disclosures About Market Risks	21

	Item 4 - Controls and Procedures	22

PART II	OTHER INFORMATION	23

SIGNATURES		24

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002		25

EXHIBIT INDEX		27

BIORELIANCE CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

		March 31,
	December 31,	2003
	2002	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$37,739	$35,547
Accounts receivable, net	24,704	24,430
Other current assets	2,988	3,144

Total current assets	65,431	63,121
Property and equipment, net	41,148	42,377
Deposits and other assets	136	129
Deferred income taxes	642	543

Total assets	$107,357	$106,170

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$918	$985
Accounts payable	2,872	3,100
Accrued employee compensation and benefits	5,065	2,842
Other accrued liabilities	4,656	4,102
Customer advances	5,152	5,422
Deferred income taxes	4,589	4,732

Total current liabilities	23,252	21,183
Long-term debt and capital lease obligations	10,628	10,302

Total liabilities	33,880	31,485

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value: 6,900,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value: 15,000,000 shares authorized; 8,485,722 and 8,513,419 shares issued and outstanding	85	85
Additional paid-in capital	56,144	56,325
Retained earnings	18,576	20,833
Treasury stock, 0 and 75,300 shares at cost	—	(1,239)
Accumulated other comprehensive income (expense)	(1,328)	(1,319)

Total stockholders’ equity	73,477	74,685

Total liabilities and stockholders’ equity	$107,357	$106,170

The accompanying notes are an integral part of these consolidated financial statements.

BIORELIANCE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2002	2003

Revenue	$19,013	$20,798

Expenses:
Cost of sales	11,022	12,546
Selling, general and administrative	4,189	4,316
Research and development	262	216

	15,473	17,078

Income from operations	3,540	3,720
Other (income) expense:
Interest income	(130)	(184)
Interest expense	154	206
Other expense	209	111

	233	133

Income before income taxes	3,307	3,587
Income tax provision	1,210	1,327

Net income	$2,097	$2,260

Net income per share :
Basic	$0.25	$0.27

Diluted	$0.24	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

BIORELIANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2003

Cash flows from operating activities:
Net income	$2,097	$2,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,137	1,245
Loss on disposal	66	122
Deferred income taxes, net	—	242
Changes in current assets and liabilities:
Accounts receivable, net	2,026	155
Other current assets	(218)	(148)
Accounts payable	(626)	211
Accrued employee compensation and benefits	(2,829)	(2,224)
Other accrued liabilities	1,156	(554)
Customer advances	10	356
Increase in deposits and other assets	(251)	40

Net cash provided by operating activities	2,568	1,705

Cash flows from investing activities:
Purchases of property and equipment	(1,429)	(2,595)

Net cash provided by (used in) investing activities	(1,429)	(2,595)

Cash flows from financing activities:
Proceeds from exercise of stock options	341	182
Purchases of treasury stock	—	(1,239)
Payments on debt and capital lease obligations	(229)	(245)

Net cash provided (used in) financing activities	112	(1,302)

Effect of exchange rate changes on cash and cash equivalents	(161)	—

Net increase in cash and cash equivalents	1,090	(2,192)
Cash and cash equivalents, beginning of period	27,536	37,739

Cash and cash equivalents, end of period	$28,626	$35,547

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

(2)  Interim Financial Statements Presentation

     The accompanying interim financial statements are unaudited and have been prepared by the Corporation pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore these consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in the Corporation’s Annual Report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements for the three-month periods ended March 31, 2002 and 2003 include all normal and recurring adjustments that are necessary for a fair presentation of the results of the interim period. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results for the entire year ending December 31, 2003.

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

     The following table represents reconciliations between the weighted average common stock outstanding used in basic EPS and the weighted average common and common equivalent shares outstanding used in diluted EPS for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2002	2003

Weighted average common stock outstanding	8,399	8,483
Effect of dilutive securities: stock options	432	356

Weighted average common and common equivalent shares outstanding	8,831	8,839

(4)  Segment Information

     Summarized financial information concerning the Corporation’s reportable segments for the three months ended March 31 is shown in the following table (in thousands):

	Three Months
	Ended March 31,
	2002	2003

Revenue:
Testing and Development	$15,771	$16,717
Manufacturing	3,242	4,081

Total	$19,013	$20,798

Gross Profit:
Testing and Development	$7,705	$7,904
Manufacturing	286	348

Total	$7,991	$8,252

     Summarized financial information concerning the Corporation’s revenue and gross profit by geographic region for the three months ended March 31 is shown in the following table (in thousands):

	Three Months
	Ended March 31,
	2002	2003

Revenue:
United States	$15,667	$16,172
Europe	3,346	4,626

Total	$19,013	$20,798

Gross Profit:
United States	$6,192	$5,675
Europe	1,799	2,577

Total	$7,991	$8,252

(5)  Stock Based Compensation

     The Corporation has stock-based compensation plans, described more fully in Note 5 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002. Effective January 1, 2003, BioReliance adopted FASB Statement No. 148 (FAS 148), “Accounting for Stock-Based Compensation — Transition and Disclosure.” FAS 148 amends FASB Statement No. 123 (FAS 123), “Accounting for Stock-Based Compensation,” to provide, among other things, prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. As permitted by FAS 123 and amended by FAS 148, the Corporation has chosen to continue accounting for stock options at their intrinsic value. Accordingly, no compensation expense has been recognized for its stock option compensation plans. To determine fair value under FAS 123, the

Corporation used the Black-Scholes option-pricing model and the following respective weighted average assumptions for the three months ended March 31, 2002 and 2003: a risk-free interest rate of 4.10% and 3.32%; expected lives of 6 years; expected volatility of 67% and 61%; and expected dividends of zero. Had the fair value method of accounting been applied to the Corporation’s stock option plans utilizing the valuation method currently recognized, the impact would have been as follows:

	Three Months
	Ended March 31,
	2002	2003

Net income as reported	$2,097	$2,260
Stock based employee compensation expense determined under fair value method for all awards, net of related tax effect	(225)	(349)

Pro-forma net income	1,872	1,911

Basic net income per share — as reported	$0.25	$0.27
Basic net income per share — pro-forma	$0.22	$0.23

Diluted net income per share — as reported	$0.24	$0.26
Diluted net income per share — pro-forma	$0.21	$0.22

(6)  Stock Repurchase

     On March 5, 2003, the Corporation’s Board of Directors authorized the repurchase of up to 500,000 shares of the Corporation’s common stock over the following two years. The repurchase is being funded using the Corporation’s working capital. During the quarter ended March 31, 2003, the Corporation has repurchased 75,300 shares for $1.2 million.

(7)  New Accounting Pronouncements

     In April 2002, the FASB issued FAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (FAS 145). FAS 145 rescinds FAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that statement, FAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” FAS No. 145 also rescinds FAS No. 44, “Accounting for Intangible Assets of Motor Carriers” and amends FAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. FAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Corporation does not believe that adoption of FAS No. 145 will have a material impact on its results of operations or financial position.

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

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim of annual period ending after December 15, 2002. The initial adoption of FIN 45 is not anticipated to have a material impact on the Corporation’s results of operations or financial position.

     On December 31, 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (FAS 148). FAS 148 amends FAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to FAS 123’s fair value method of accounting for stock-based employee compensation for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. FAS 148 also requires prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Corporation intends to continue to follow the disclosure-only provisions of FAS 123 and, accordingly, will continue to apply APB 25 and its related interpretations in accounting for its plans. The adoption of FAS 148 is not anticipated to have a material impact on the Corporation’s results of operations or financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Certain statements made in this Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, which generally are not historical in nature, and may contain the words “believe”, “anticipate”, “expect”, “estimate”, “project”, “will be”, “will continue”, “will likely result”, or similar words or phrases. Forward-looking statements in this Report on Form 10-Q include, among others, statements regarding:

•	the anticipated growth of revenue and improvement in profit margins,

•	the anticipated growth of revenue to exceed cost increases related to the Corporation’s U.S. manufacturing facility,

•	the Corporation’s ability to use additional capacity in its manufacturing facility, or to expand its manufacturing capacity,

•	the anticipated increase in selling, general and administrative expenses and the hiring of new employees,

•	the Corporation’s ability to maintain selling, general and administrative expenses as a percentage of revenue relatively constant or below 20%,

•	the Corporation’s ability to maintain research and development expenses and tax rates at constant levels,

•	the Corporation’s ability to fund its operations, capital expenditures, stock repurchases and interest and principal payments on debt for 2003 with existing cash, cash flows from operations and its line of credit, and

•	the Corporation’s expansion plans.

     Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by BioReliance with the Securities and Exchange Commission, including in its Form10-K filed on March 31, 2003.

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

Results of Operations
(Dollars in tables are in thousands)

     For the three months ended March 31, 2003, the Corporation had gross revenue of $20.8 million, an increase of 9% over gross revenue of $19.0 million for the three months ended March 31, 2002. Earnings per share for the three months ended March 31, 2003 were $0.26 (diluted) compared with $0.24 (diluted) for the three months ended March 31, 2002.

     Continuing increases in orders fueled revenue growth in nearly all of the Corporation’s segments and geographic regions, with revenues in U.S. manufacturing remaining essentially unchanged. These higher revenues also drove higher gross profits in all sectors, with the exception of U.S. manufacturing. Gross margins were hampered in most segments by certain cost increases, except in European manufacturing, where significant gross margin improvements were generated. Although selling, general, and administrative costs were up, as a percentage of sales these costs decreased to 21% of sales as a result of continuing successful programs to control expenses. Income tax rates remained steady at 37%, in line with the Corporation’s historical rates.

Gross Revenue by Segment

     The following table shows a comparison of revenue by operational segment for the three months ended March 31, 2002 and 2003:

	Three Months Ended
	March 31,

	2002	2003	Fav. %

Testing and Development	$15,771	$16,717	6%
Manufacturing	3,242	4,081	26%

Total	$19,013	$20,798	9%

     The increase in testing and development revenue for the three months ended March 31, 2003 is due primarily to the continued increase in new orders. These new orders included those arising from global arrangements with some major clients. The increase in U.S. testing and development revenue results from increases in biologics testing services partially offset by decreases in toxicology services. The increase in European testing and development revenue was driven by increases in revenue generated in virtually all major service areas.

     The increase in manufacturing revenue for the three months ended March 31, 2003 represents significant increases in Europe, with revenue in the U.S. remaining essentially flat. European increases are attributable to increases in both U.K. and German facilities. Both European facilities benefited by increased orders and capacity expansion also aided German revenue.

     Approximately 18% of the Corporation’s manufacturing revenue for the three months ended March 31, 2003 resulted from work performed under the Corporation’s smallpox vaccine contracts. Approximately 10% of the Corporation’s total revenue for the three months ended March 31, 2003 resulted from work performed under these smallpox vaccine contracts.

Gross Revenue by Geographic Region

     The following table shows a comparison of revenue by geographic region for the three months ended March 31, 2002 and 2003:

	Three Months Ended
	March 31,

	2002	2003	Fav. %

United States	$15,667	$16,172	3%
Europe	3,346	4,626	38%

Total	$19,013	$20,798	9%

     The increase in revenue generated in the United States for the three months ended March 31, 2003 resulted from increases in orders, which fueled increased revenue in biologics testing services, partially offset by a decrease in toxicology services. As previously mentioned, U.S. Manufacturing revenue remained essentially unchanged.

     The increase in revenue generated in Europe for the three months ended March 31, 2003 reflects an increase in revenue generated both in the Corporation’s U.K. and German facilities, which have benefited from increased penetration into the growing European biopharmaceutical market. As the German facility continues to run near capacity, revenue fluctuations in that facility are primarily attributable to incremental improvement in throughput efficiencies and different pricing structures among contracts. Revenue growth, if any, will likely be modest for the remainder of 2003.

     The Corporation expects that testing and development revenue will continue to increase in both the U.S. and Europe in the foreseeable future, and it expects that U.S. manufacturing revenue will increase with the Corporation’s smallpox vaccine and commercial contracts, as well as with additional service offerings in the U.S. manufacturing facility. There can be no assurance that such expectations will prove to be correct. The Corporation expects European revenue to continue to grow more rapidly than revenue in the U.S. to the extent that the European markets continue to outpace U.S. markets. The Corporation is planning for laboratory expansions that would become available to meet anticipated growth in the U.S. and Europe over a two-year to three-year period.

Gross Profit by Operating Segment

     The following table compares gross profit and gross margin by operating segment for the three months ended March 31, 2002 and 2003:

	Three Months Ended
	March 31,

	2002	2003	Fav. %

Testing and Development
Gross Profit	$7,705	$7,904	3%
Gross Margin	49%	47%

Manufacturing
Gross Profit	286	348	22%
Gross Margin	9%	9%
Totals

Gross Profit	$7,991	$8,252	3%

Gross Margin	42%	40%

     The decrease in testing and development gross margin for the three months ended March 31, 2003 reflects decreased margins in both the U.S. and the U.K. Although gross profits in both geographic regions increased, increases in certain cost of sales resulted in decreased margins. Those increased costs were primarily related to quality assurance and quality control costs in the U.S., and direct material and labor related costs in Europe.

     Manufacturing gross margin for the three months ended March 31, 2003 remained essentially unchanged, with increases in European gross profit only partially offset by decreases in the U.S. gross profit. The throughput efficiencies and pricing structures mentioned earlier allowed European manufacturing to grow revenues at a much greater rate than cost of sales, thus resulting in increased margin. However, relatively flat sales and increased direct materials and labor related costs contributed to a decrease in U.S. manufacturing gross profit.

     The Corporation expects future revenue growth to exceed cost increases related to its U.S. manufacturing facility, thereby improving gross margins. Revenue growth, if any, will likely come from expanding manufacturing capabilities and service offerings. However, the build-out and validation of this facility has demanded and will continue to demand considerable time and resources, and there are high fixed costs related to the facility. The Corporation continues to utilize substantially less than full capacity in this facility. This facility will likely constrain earnings for the Corporation at least for the foreseeable future. Management cannot predict when, if ever, the facility will generate profits.

Gross Profit by Geographic Region

     The following table compares gross profit and gross margin by geographic region for the three months ended March 31, 2002 and 2003:

	Three Months Ended
	March 31,

			Fav
	2002	2003	(Unfav.) %

United States
Gross Profit	$6,192	$5,675	(8%)
Gross Margin	40%	35%

Europe
Gross Profit	1,799	2,577	43%
Gross Margin	54%	56%
Totals

Gross Profit	$7,991	$8,252	3%

Gross Margin	42%	40%

     The decrease in U.S. gross margin for the three months ended March 31, 2003 reflects decreases in both U.S. testing and development and U.S. manufacturing margins. The decrease in U.S. testing and development was minimal, thus the increased revenue actually resulted in an increased gross profit for the quarter. Losses generated by U.S. manufacturing increased as a result of the cost increases discussed above.

     The improvement in European gross margins for the three months ended March 31, 2003 is attributable to significant European manufacturing gross margin increase outpacing a decrease in European testing and development margin. Gross profits increased in both the testing and development and manufacturing segments. While cost of sales increases in European testing and development negatively impacted gross profit, European manufacturing revenue increased at a much faster rate than its related cost of sales, thus significantly increasing the gross profit. The U.S. testing and development segment also includes several units with relatively lower margins, which are not part of the U.K. testing and development business.

     The Corporation expects margins in the testing and development segment, both in the U.S. and Europe, to improve moderately with economies of scale in the foreseeable future. The rate of improvement is expected to be impacted by expenditures related to planned additions to capacity beginning in 2003 in Europe and the U.S.

Operating Expenses

     The following table shows a comparison of operating expenses, other than cost of sales, for the three months ended March 31, 2002 and 2003:

	Three Months Ended
	March 31,

			Fav
	2002	2003	(Unfav.) %

Selling, General and Administrative	$4,189	$4,316	(3%)
Research and Development	262	216	18%

Total	$4,451	$4,532	(2%)

     Selling, general and administrative (SG&A) expenses increased for the three months ended March 31, 2003 due primarily to increases in labor, fringe and insurance costs. These increases were partially offset by a reduction in the Corporation’s bad debt expense, legal fees and sales commissions. SG&A expenses are expected to increase as the Corporation hires additional administrative staff, implements additional applications for its information systems and makes additional investments for technical sales support and marketing infrastructure, including investments in U.S. manufacturing business development.

     As a percentage of revenue, SG&A expenses decreased slightly to 21% for the three months ended March 31, 2003 from 22% for the three months ended March 31, 2002. The decrease can be attributed principally to increased revenues, continued programs to control expenses, and the successful integration of past enhancements and expansion in sales, marketing and information systems. The Corporation believes it can maintain SG&A as a percentage of revenue relatively near or below 20% for the foreseeable future.

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

Income Taxes and Other Expenses

     The following table shows a comparison of income taxes and other expenses for the three months ended March 31, 2002 and 2003:

	Three Months Ended
	March 31,

			Fav
	2002	2003	(Unfav.) %

Net Other (Income) Expense	$233	$133	43%

Income Taxes
Provision	$1,210	$1,327	(10%)
Effective Rate	37%	37%

     The Corporation’s net other expense improved to $133,000 for the three months ended March 31, 2003 compared to $233,000 for the three months ended March 31, 2002. The improvement was primarily due to foreign currency translation gains and a reduction in net interest expense, partially offset by increased losses on the disposal of fixed assets.

     For the three months ended March 31, 2003, the income tax rate remained unchanged and is in line with the Corporation’s long-term historical rates, excluding 2001. The Corporation expects tax rates to remain at current levels for the remainder of 2003 and into the foreseeable future. However, since the Corporation has international operations in jurisdictions with different rates, its effective tax rate may vary from quarter to quarter due to changes in the distribution of its pre-tax earnings, among other factors.

Liquidity and Capital Resources

     The Corporation has funded its business through existing cash, cash flows from operations, long-term bank loans and capital leases. At March 31, 2003, the Corporation had cash and cash equivalents of $35.5 million, compared to $37.7 million at December 31, 2002.

     The Corporation generated cash flows from operations of $1.7 million for the three months ended March 31, 2003, compared to $2.6 million for the three months ended March 31, 2002. Changes in other assets and liabilities used cash of $2.2 million for the three months ended March 31, 2003 primarily due to a reduction in accrued compensation and benefits and other accrued liabilities. Changes in other assets and liabilities used cash of $0.7 million for the three months ended March 31, 2002 primarily due to a reduction in accounts payable and accrued employee compensation and benefits, partially offset by a decrease in accounts receivable and an increase in other accrued liabilities.

     The Corporation used $1.2 million of cash for the quarter ended March 31, 2003 to repurchase shares of its common stock, which the Corporation now holds as treasury stock. These shares are available for reissuance in connection with any lawful purposes. There were no such repurchases during the quarter ended March 31, 2002.

     Working capital decreased slightly to $41.9 million at March 31, 2003 from $42.2 million at December 31, 2002 as a result of a decrease in current assets of $2.3 million, partially offset by a decrease in current liabilities. The decrease in current assets was primarily due to a decrease in cash. The decrease in current liabilities was primarily a result of the decrease in accrued employee compensation and benefits.

     The Corporation believes that its existing cash and cash equivalents of $35.5 million at March 31, 2003, cash flows from operations for 2003, and available borrowings of $2.0 million under its revolving loan agreement will provide sufficient liquidity to meet the Corporation’s operating plan, planned capital expenditures, it’s planned stock repurchases, and interest and principal payments on the Corporation’s debt for 2003.

     A decrease in demand for the Corporation’s services could reduce operating cash flows, but would also decrease the need for any capital expansion. The key factors that could affect the Corporation’s sources of cash include the following:

•	the Corporation’s ability to generate orders for new contracts;

•	the ability of the Corporation to utilize its facilities, particularly the U.S. manufacturing facility;

•	the size and growth of the overall markets for biopharmaceuticals; and,

•	the economies in the U.S. and Europe.

     These and other factors are more fully described in the “Risk Factors” section in the Corporation’s Form 10-K filed on March 31, 2003. Additionally, a significant deterioration in the Corporation’s financial performance and ratios could accelerate the maturity of principal outstanding under the Corporation’s loans.

Operating Leases

     The Corporation leases facilities and equipment under operating leases that expire at various dates through 2024. The Corporation is required to make noncancelable lease payments totaling approximately $27.2 million under these leases.

Capital Leases

     The Corporation’s U.S. manufacturing facility in Rockville, Maryland has been operational since late 2000. The Corporation leases this facility under three capital leases that require it to make net noncancelable lease payments totaling approximately $9.8 million through 2034. The Corporation has also guaranteed indebtedness related to the construction of this facility of approximately $4.1 million at March 31, 2003. A portion of the lease payments is equivalent to the interest and principal due on the indebtedness.

     Under an interest rate swap with respect to one of these capital leases, the variable interest rate portion of the indebtedness was effectively converted into debt with a fixed rate of 6.14% per annum. This swap expires on November 1, 2009. Amounts paid or received under the interest rate swap are recognized as interest income or expense in the periods in which they accrued and are recorded in the same category as that arising from the indebtedness. As a result of a decrease in the variable interest rate, for the three months ended March 31, 2002 and 2003, the Corporation recorded $46,000 and $52,000, respectively of additional interest expense related to this interest rate swap. In accordance with the Statement of Financial Accounting Standard (FAS) 133, the Corporation adjusted the liability for the change in the fair value of this swap from $653,000 at December 31, 2002 to $645,000 at March 31, 2003. The corresponding amount is reflected in other comprehensive expense, as the Corporation has met the criteria of FAS 133 to record the contract as a cash flow hedge. This hedge will be extinguished with the lease obligation to which it pertains.

     The Corporation accounts for the leases and subleases of its U.S. manufacturing facility as capital leases. The assets underlying the capital leases are included with the Corporation’s owned property and equipment at March 31, 2003. Property and equipment, net of accumulated depreciation and amortization, at March 31, 2003 included approximately $6.9 million related to these capital leases. The related obligation is included in the Corporation’s liabilities at March 31, 2003.

     The Corporation also leases land for one of its facilities and certain office equipment under terms that require the leases to be accounted for as capital leases. At March 31, 2003, property and equipment, net of accumulated depreciation and amortization, included $2.0 million related to these capital leases. The related lease obligation of $0.5 million is included in the Corporation’s liabilities at March 31, 2003.

Borrowings and Credit Facilities

     The Corporation has a mortgage loan of $4.3 million from Bank of America with a maturity date of November 30, 2009 that was used to finance the construction of one of its facilities in Rockville, Maryland. In addition to a principal payment of $10,576 per month, the mortgage loan bears interest at the London Inter-Bank Offering Rate (LIBOR) plus the applicable LIBOR Rate Additional Percentage (LIBOR Rate Option). The LIBOR Rate Option ranges from 1.0% to 2.15% depending on the Corporation achieving certain funded debt to EBITDA ratios. At March 31, 2003, the applicable interest rate on the mortgage loan was 1.31% and the LIBOR Rate Option was 1.40%. At March 31, 2003, approximately $2.1 million was outstanding on the mortgage loan.

     Under an interest rate swap, the variable interest rate portion of the mortgage loan was effectively converted into debt with a fixed rate of 6.14% per annum. This swap expires November 1, 2009. Amounts paid or received under the interest rate swap are recognized as interest income or expensed in the periods in which they accrued and are recorded in the same category as that arising from the mortgage loan. As a result of a decrease in the variable interest rate, for the three months ended March 31, 2002 and 2003, the Corporation recorded $23,000 and $26,000, respectively of additional interest expense related to the interest rate swap. In accordance with FAS 133, the Corporation adjusted the liability for the change in the fair value of this swap from $306,000 at December 31, 2002 to $301,000 at March 31, 2003. The corresponding amount is reflected in other comprehensive expense, as the Corporation has met the criteria of FAS 133 to record the contract as a cash flow hedge. This hedge will be extinguished with the mortgage loan to which it pertains.

     The Corporation has available borrowings up to $2.0 million under a revolving loan agreement with Bank of America. The revolving loan agreement requires monthly interest payments on the unpaid principal. The unpaid principal and all unpaid accrued interest is payable in full on May 31, 2003, and the line of credit expires at that time. Amounts borrowed under the revolving loan agreement bear interest at the LIBOR rate plus the applicable LIBOR Rate Option that ranges from 0.85% to 2.0% depending on the Corporation achieving certain funded debt to EBITDA ratios. During the first three months of 2003, no amounts were borrowed under this revolving loan agreement.

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

     At March 31, 2003, the Corporation was in compliance with all covenants under its loan agreements.

     The Corporation has a $3.0 million loan from the Department of Business and Economic Development, a department of the State of Maryland. The Corporation is required to use the proceeds to expand and relocate its activities in Rockville, Maryland. The loan requires quarterly principal payments of $107,143 plus accrued interest and matures on June 30, 2006. The loan bears interest at rates from 0.0% to 7.5% based on the Corporation’s achieving specific employment levels through 2005. The current interest rate is 0.0%. The terms of the loan contain annual reporting requirements, including the reporting of employment data. At March 31, 2003, approximately $1.4 million was outstanding on the loan.

Capital Expenditures

     During the three months ended March 31, 2003 and 2002, the Corporation invested $2.6 million and $1.4 million, respectively, for capital expenditures. These capital expenditures were primarily for leasehold improvements and investments in new equipment.

     Estimated capital expenditures for the remainder of 2003 include capacity expansions in U.S. testing and development operations, U.S. manufacturing and U.K. manufacturing operations. The Corporation’s plans also include additional investments in information systems, as well as in normal equipment replacements.

     The Corporation expects to fund its growth and its planned capital expenditures from existing cash and cash flows from operations, but may also enter into arrangements for bank borrowings and leases or other financing from third party sources, to the extent that funds are available on favorable terms and conditions. While the Corporation remains confident that expansion of its capacity will contribute to growth, there can be no assurance that such expansion will be fully utilized or that funding for the plans will meet with the Corporation’s expectations.

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

Repurchase of Common Stock

     On March 5, 2003, the Corporation’s Board of Directors authorized the repurchase of up to 500,000 shares of the Corporation’s common stock over the following two years. The repurchase is being funded using the Corporation’s working capital. During the quarter ended March 31, 2003, the Corporation has repurchased 75,300 shares for $1.2 million.

Foreign Currency

     The accounts of the Corporation’s international subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated into United States dollars at period-end exchange rates, and revenue and expense accounts are translated at average monthly exchange rates. Net exchange gains and losses resulting from these translations are excluded from net income and are accumulated in a separate component of stockholders’ equity. Transaction gains and losses that arise from some intercompany transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. The Corporation’s net exchange loss was insignificant for the three months ended March 31, 2003 and was $0.1 million for the three months ended March 31, 2002.

     Since the revenues and expenses of the Corporation’s international operations generally are denominated in local currencies, exchange rate fluctuations between such local currencies and the United States dollar will subject the Corporation to currency translation risk with respect to the reported results of its international operations as well as to other risks sometimes associated with international operations. The Corporation derived 22.2% and 17.6% of its revenue for the three months ended March 31, 2003 and 2002, respectively, from services performed in the United Kingdom and Germany. In addition, the Corporation may be subject to currency risk when the Corporation’s service contracts are denominated in a currency other than the currency in which the Corporation incurs expenses related to such contracts.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

     The Corporation is exposed to credit market risk from adverse changes in interest rates and foreign currency exchange rates.

Interest Rate Risks

     The Corporation is exposed to interest rate risk primarily through its investments in cash equivalents. The Corporation’s investment policy stipulates investment in short-term, low-risk instruments. At March 31, 2003, the Corporation had $35.5 million in cash and cash equivalents. If interest rates fall, floating rate securities may generate less interest income. The Corporation does not believe that it is exposed to any material interest rate risk as a result of its investments in cash equivalents.

     At March 31, 2003, the Corporation had total debt of $11.3 million, most of which bears interest at a fixed interest rate. Thus, the Corporation does not believe that it is exposed to any material interest rate risk as a result of borrowing activities.

Foreign Currency Exchange Risk

     The Corporation’s international operations are subject to foreign exchange rate fluctuations. The Corporation derived 22.2% of its revenue for the three months ended March 31, 2003, from services performed in the United Kingdom and Germany. The Corporation does not hedge its foreign currency exposure. Management does not believe that the Corporation’s exposure to foreign currency rate fluctuations is material. See “Foreign Currency” in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for a more detailed discussion of our foreign currency risks and exposures.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities and Use of Proceeds

     As of March 31, 2003, the Corporation had used approximately $24.2 million of the net proceeds from its initial public offering toward planning and construction for manufacturing expansion, purchases of laboratory equipment and information systems hardware and software, and debt repayments.

     At March 31, 2003, approximately $8.0 million of the net proceeds of the initial public offering were invested in money market funds.

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

10.1	Employment Agreement — David E. Jackson

99.1	Officer Certification of Chief Executive Officer

99.2	Officer Certification of Chief Financial Officer

     (b)  Reports on Form 8-K

Report dated March 7, 2003 announcing the stock repurchase program and filing the related press release issued by the Corporation.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2003

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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ John L. Coker
John L. Coker
Vice President, Finance and Administration
and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

10.1	Employment Agreement — David E. Jackson

99.1	Officer Certification of Chief Executive Officer

99.2	Officer Certification of Chief Financial Officer