Form 10-Q
period 2003-06-30
BIORELIANCE CORP
filed 2003-08-11
CIK 1036629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-22879

BIORELIANCE CORPORATION (Exact name of the registrant as specified in its charter)

Delaware	52-1541583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14920 Broschart Road Rockville, Maryland	20850
(Address of principal executive offices)	(Zip code)

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

YES   X             NO

As of August 7, 2003, 8,338,896 shares of registrant’s common stock, par value $.01 per share, were outstanding.

BIORELIANCE CORPORATION

BIORELIANCE CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

		June 30,
	December 31,	2003
	2002	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$37,739	$35,693
Accounts receivable, net	24,704	23,972
Other current assets	2,988	3,059

Total current assets	65,431	62,724
Property and equipment, net	41,148	44,075
Deposits and other assets	136	131
Deferred income taxes	642	392

Total assets	$107,357	$107,322

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$918	$990
Accounts payable	2,872	3,019
Accrued employee compensation and benefits	5,065	4,307
Other accrued liabilities	4,656	4,895
Customer advances	5,152	2,616
Deferred income taxes	4,589	4,958

Total current liabilities	23,252	20,785
Long-term debt and capital lease obligations	10,628	10,167

Total liabilities	33,880	30,952

Stockholders’ equity:
Preferred stock, $.01 par value: 6,900,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value: 15,000,000 shares authorized; 8,485,722 and 8,333,787 shares issued and outstanding	85	85
Additional paid-in capital	56,144	56,426
Treasury stock, 0 and 190,242 shares at cost	—	(3,501)
Retained earnings	18,576	24,073
Accumulated other comprehensive income	(1,328)	(713)

Total stockholders’ equity	73,477	76,370

Total liabilities and stockholders’ equity	$107,357	$107,322

The accompanying notes are an integral part of these consolidated financial statements.

BIORELIANCE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Revenue	$20,733	$23,455	$39,746	$44,254

Expenses:
Cost of sales	11,971	13,479	22,993	26,026
Selling, general and administrative	4,332	4,711	8,521	9,027
Research and development	194	212	456	428

Total operating expenses	16,497	18,402	31,970	35,481

Income from operations	4,236	5,053	7,776	8,773

Other (income) expense:
Interest income	(187)	(204)	(317)	(388)
Interest expense	268	208	422	414
Other (income) expense	(259)	(93)	(50)	18

Net other (income) expense	(178)	(89)	55	44

Income before income taxes	4,414	5,142	7,721	8,729
Income tax provision	1,608	1,902	2,818	3,229

Net income	$2,806	$3,240	$4,903	$5,500

Net income per share:
Basic	$0.33	$0.39	$0.58	$0.65

Diluted	$0.31	$0.37	$0.55	$0.63

The accompanying notes are an integral part of these consolidated financial statements.

BIORELIANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2002	2003

Cash flows from operating activities:
Net income	$4,903	$5,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,300	2,479
Loss on disposal	128	122
Deferred income taxes, net	564	619
Changes in current assets and liabilities:
Accounts receivable, net	964	1,011
Other current assets	(728)	(48)
Accounts payable	(164)	34
Accrued employee compensation and benefits	(1,721)	(774)
Other accrued liabilities	2,119	231
Customer advances	991	(2,568)
(Increase) decrease in deposits and other assets	126	88

Net cash provided by operating activities	9,482	6,694

Cash flows from investing activities:
Purchases of property and equipment	(3,608)	(5,526)
Proceeds from the sale of property and equipment	70	—

Net cash used in investing activities	(3,538)	(5,526)

Cash flows from financing activities:
Proceeds from exercise of stock options	514	282
Purchases of treasury stock	—	(3,501)
Payments on debt and capital lease obligations	(464)	(493)

Net cash provided by(used in) financing activities	50	(3,712)

Effect of exchange rate changes on cash and cash equivalents	829	498

Net increase (decrease) in cash and cash equivalents	6,823	(2,046)
Cash and cash equivalents, beginning of period	27,536	37,739

Cash and cash equivalents, end of period	$34,359	$35,693

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

(2)    Interim Financial Statements Presentation

     The accompanying interim financial statements are unaudited and have been prepared by the Corporation pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore these consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in the Corporation’s Annual Report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements for the three month and six month periods ended June 30, 2002 and 2003 include all normal and recurring adjustments that are necessary for a fair presentation of the results of the interim period. The results of operations for the three month and six month periods ended June 30, 2003 are not necessarily indicative of the results for the entire year ending December 31, 2003.

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

     The following table represents reconciliations between the weighted average common stock outstanding used in basic EPS and the weighted average common and common equivalent shares outstanding used in diluted EPS for each of the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2003	2002	2003

Weighted average common stock outstanding	8,430	8,384	8,415	8,434
Stock options, as if converted	488	311	490	339

Weighted average common and common equivalent shares outstanding	8,918	8,695	8,905	8,773

(4)    Segment Information

     Summarized financial information concerning the Corporation’s reportable segments for the three months and six months ended June 30 is shown in the following table (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2003	2002	2003

Revenue:
Testing and Development	$17,575	$19,073	$33,346	$35,791
Manufacturing	3,158	4,382	6,400	8,463

Total	$20,733	$23,455	$39,746	$44,254

Gross Profit:
Testing and Development	$8,897	$9,667	$16,602	$17,571
Manufacturing	(135)	309	151	657

Total	$8,762	$9,976	$16,753	$18,228

     Summarized financial information concerning the Corporation’s revenue and gross profit by geographic region for the three months and six months ended June 30 is shown in the following table (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2003	2002	2003

Revenue:
United States	$17,079	$19,295	$32,746	$35,467
Europe	3,654	4,160	7,000	8,787

Total	$20,733	$23,455	$39,746	$44,254

Gross Profit:
United States	$6,803	$7,902	$12,995	$13,577
Europe	1,959	2,074	3,758	4,651

Total	$8,762	$9,976	$16,753	$18,228

(5)    Stock Based Compensation

     The Corporation has stock-based compensation plans, described more fully in Note 5 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. Effective January 1, 2003, BioReliance adopted FASB Statement No. 148 (FAS 148), “Accounting for Stock-Based Compensation — Transition and Disclosure.” FAS 148 amends FASB Statement No. 123 (FAS 123), “Accounting for Stock-Based Compensation,” to provide, among other things, prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. As permitted by FAS 123 and amended by FAS 148, the Corporation has chosen to continue accounting for stock options at their intrinsic value. Accordingly, no compensation expense has been recognized for its stock option compensation plans. To determine fair value under FAS 123, the Corporation used the Black-Scholes option-pricing model and the following respective weighted average assumptions for the three and six months ended June 30, 2002 and 2003:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2003*	2002	2003

Risk-free interest rate	4.10%	n/a	4.10%	3.32%
Expected volatility	67%	n/a	67%	61%
Expected option life (years)	6	n/a	6	6
Expected dividends	0	n/a	0	0

*No options were granted in the three month period ended June 30, 2003.

     Had the fair value method of accounting been applied to the Corporation’s stock option plans utilizing the valuation method currently recognized, the impact would have been as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2003	2002	2003

Net income as reported	$2,806	$3,240	$4,903	$5,500
Stock based employee compensation expense determined under fair value method for all awards, net of related tax effect	(221)	(308)	(446)	(657)

Pro-forma net income	2,585	2,932	4,457	4,843

Basic net income per share — as reported	0.33	0.39	0.58	0.65
Basic net income per share — pro-forma	0.31	0.35	0.53	0.57

Diluted net income per share — as reported	0.31	0.37	0.55	0.63
Diluted net income per share — pro-forma	0.29	0.34	0.50	0.55

(6)    Stock Repurchase

     On March 5, 2003, the Corporation’s Board of Directors authorized the repurchase of up to 500,000 shares of the Corporation’s common stock over the following two years. The repurchase is being funded using the Corporation’s working capital. During the three months and six months ended June 30, 2003, the Corporation has repurchased 114,942 shares for $2,262,000 and 190,242 shares for $3,501,000, respectively.

(7)    New Accounting Pronouncements

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

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements or interim of annual period ending after December 15, 2002. The initial adoption of FIN 45 has had no material impact on the Corporation’s results of operations or financial position.

     On December 31, 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (FAS 148). FAS 148 amends FAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to FAS 123’s fair value method of accounting for stock-based employee compensation for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. FAS 148 also requires prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Corporation intends to continue to follow the disclosure-only provisions of FAS 123 and, accordingly, will continue to apply APB 25 and its related interpretations in accounting for its plans. The Corporation does not expect the adoption of FAS 148 to have a material impact on the Corporation’s results of operations or financial position.

     In May 2003, the FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Corporation does not expect the adoption of FAS 150 to have a material effect on the Corporation’s results of operations or financial position.

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

     Certain statements made in this Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, which generally are not historical in nature, and may contain the words “believe”, “anticipate”, “expect”, “estimate”, “project”, “will be”, “will continue”, “will likely result”, or similar words or phrases. Forward-looking statements in this Report on Form 10-Q include, among others, statements regarding:

•	the anticipated growth of revenue and improvement in profit margins,
•	the anticipated growth of revenue to exceed cost increases related to the Corporation’s U.S. manufacturing facility,
•	the Corporation’s ability to use additional capacity in its manufacturing facility, or to expand its manufacturing capacity,
•	the anticipated increase in selling, general and administrative expenses and the hiring of new employees,
•	the Corporation’s ability to maintain selling, general and administrative expenses as a percentage of revenue relatively constant or below 20%,
•	the Corporation’s ability to maintain research and development expenses and tax rates at constant levels,
•	the Corporation’s ability to fund its operations, capital expenditures, stock repurchases and interest and principal payments on debt for 2003 with existing cash, cash flows from operations and its line of credit,
•	the Corporation’s possible acquisition of with Q-One Biotech and the Corporation’s ability to obtain financing for the proposed acquisition on favorable terms, and
•	the Corporation’s expansion plans.

     Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by BioReliance with the Securities and Exchange Commission, including in its Form10-K filed on March 31, 2003.

     The forward looking statements do not take into consideration a possible acquisition of Q-One Biotech or the significant potential charge to earnings for transaction and related costs that would result if the transaction were not completed.

     The Corporation undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements since new risk factors emerge from time to time and it is not possible for management to predict all such risk factors, or to assess the impact of all such risk factors on the Corporation’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

     The following discussion and analysis of the Corporation’s financial condition and results of operations should be read in conjunction with the Corporation’s consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q.

Overview

     The Corporation is a leading contract service organization providing, testing, development and manufacturing services for biologics and other biomedical products to pharmaceutical companies worldwide. The Corporation believes that it is the largest provider of outsourcing services focused on the expanding biologics sector of the pharmaceutical industry. During the quarter ended June 30, 2003, the Corporation continued to work with clients on the development of global multi-year arrangements, such as those announced in 2002. The Corporation also continued to contribute to bioterrorism defense through the work performed in both operating segments on the smallpox vaccine contracts. The Corporation believes that the services provided under some of its key relationships, the benefits that have been provided by what the Corporation believes is a growing market, and the increasing recognition of BioReliance as a service provider of choice continues to have a positive effect on the Corporation’s results of operations.

     On July 17, 2003, the Corporation and Q-One Biotech Group Limited (Q-One Biotech), a privately-held company based in Glasgow, Scotland, announced that they entered into a letter agreement providing for a period of exclusive negotiations in connection with a proposed acquisition of Q-One Biotech by the Corporation. BioReliance has also applied for regulatory approval of the proposed transaction in the United Kingdom.

     The proposed acquisition of Q-One Biotech, if consummated, would involve the purchase by the Corporation of all of the outstanding capital stock of Q-One Biotech in an all cash transaction expected to be financed through a new senior secured credit facility and a portion of existing cash resources. The terms of the proposed transaction have not been disclosed. The Corporation has not yet entered into a definitive acquisition agreement with Q-One Biotech or its shareholders, and no assurances can be given as to whether any agreements will be signed or a transaction consummated. However, pursuant to the letter agreement, the parties have agreed in principle on many of the major terms of the proposed transaction, including the pricing mechanism, and Q-One Biotech and its principal shareholders have agreed to deal exclusively with the Corporation for an undisclosed period to negotiate mutually acceptable definitive agreements.

Results of Operations
(Dollars in tables are in thousands)

     For the three months ended June 30, 2003, the Corporation had revenue of $23.5 million, an increase of 13% over revenue of $20.7 million for the three months ended June 30, 2002. Earnings per share for the three months ended June 30, 2003 were $0.37 (diluted) compared with $0.31 (diluted) for the three months ended June 30, 2002.

     For the six months ended June 30, 2003, the Corporation had revenue of $44.3 million, an increase of 11% over revenue of $39.7 million for the six months ended June 30, 2002. Earnings per share for the six months ended June 30, 2003 were $0.63 (diluted) compared with $0.55 (diluted) for the six months ended June 30, 2002.

     Continuing increases in orders fueled revenue growth in both of the Corporation’s segments and both geographic regions for the three months and six months ended June 30, 2003. These higher revenues also drove higher gross profits in both segments and both geographic regions. Gross margins were hampered in U.S. manufacturing and U.K. testing and development by increases while other business units, particularly European manufacturing, experienced improved margins due largely to the revenue growth. Although selling, general, and administrative costs increased, as a percentage of sales these costs decreased to 20% for both the three months and six months ended June 30, 2003, as a result of continued programs to control expenses. Income tax rates for the three months and six months ended June 30, 2003 increased slightly from 36% to 37%, remaining in line with the Corporation’s historical rates.

Gross Revenue by Operating Segment

     The following table shows a comparison of revenue by operating segment for the three months and six months ended June 30, 2002 and 2003:

	Three Months Ended June 30,			Six Months Ended June 30,

			Fav.			Fav.
	2002	2003	(Unfav.) %	2002	2003	(Unfav.) %

Testing and Development	$17,575	$19,073	9%	$33,346	$35,791	7%
Manufacturing	3,158	4,382	39%	6,400	8,463	32%

Total	$20,733	$23,455	13%	$39,746	$44,254	11%

     The increase in testing and development revenue for the three months and six months ended June 30, 2003 is due primarily to the continued increase in new orders. These new orders included those arising from global arrangements with some major clients. The increase in U.S. testing and development revenue was partially offset by decreases in revenue generated in Europe for the three months ended June 30, 2003. The decrease in European testing and development revenue was the result of client delays in some projects.

     The increase in manufacturing revenue for the three and six months ended June 30, 2003 represents increases in both the U.S. and Europe. European increases are attributable to increases in both U.K. and German facilities. Both European facilities benefited from increased orders and German revenue benefited from improvements in throughput efficiencies.

     Approximately 28% and 23%, respectively, of the Corporation’s manufacturing revenue for the three months and six months ended June 30, 2003 resulted from work performed under the Corporation’s smallpox vaccine contracts. Approximately 10% of the Corporation’s total revenue for the three months and six months ended June 30, 2003 resulted from work performed under these smallpox vaccine contracts.

Gross Revenue by Geographic Region

     The following table shows a comparison of revenue by geographic region for the three months ended June 30, 2002 and 2003:

	Three Months Ended June 30,			Six Months Ended June 30,

			Fav.			Fav.
	2002	2003	(Unfav.) %	2002	2003	(Unfav.) %

United States	$17,079	$19,295	13%	$32,746	$35,467	8%

Europe	3,654	4,160	14%	7,000	8,787	26%

Total	$20,733	$23,455	13%	$39,746	$44,254	11%

     The increase in revenue generated in the United States for the three months ended June 30, 2003 resulted from increases in orders, which fueled increased revenue in both biologics testing and in toxicology services. For the six months ending June 30, 2003, increases in biologics testing services were partially offset by decreases in toxicology services revenue. As previously mentioned, U.S. manufacturing revenue increased for the three and six months ended June 30, 2003. Revenue generated in the U.S. for the three and six months ended June 30, 2003 includes an adjustment resulting in additional revenue of approximately $380,000 relating to long-term contracts.

     The increase in revenue generated in Europe for the three months ended June 30, 2003 reflects an increase in revenue generated in the Corporation’s German facilities. The increase in revenue generated in Europe for the six months ended June 30, 2003 is the result of increases in revenue generated in both the Corporation’s U.K. and German facilities as a result of an increase in orders. The Corporation continues to benefit from increased penetration into the growing European biopharmaceutical market. As the German facility continues to run near capacity, revenue fluctuations in that facility are primarily attributable to incremental improvement in throughput efficiencies and different pricing structures among contracts.

Revenue Outlook

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

     Gross Profit by Operating Segment

     The following table compares gross profit and gross margin by operating segment for the three months and six months ended June 30, 2002 and 2003:

	Three Months Ended June 30,				Six Months Ended June 30,

				Fav.			Fav.
	2002		2003	(Unfav.)%	2002	2003	(Unfav.)%

Testing and Development
Gross Profit	$8,897		$9,667	9%	$16,602	$17,571	6%
Gross Margin	51%		51%		50%	49%

Manufacturing
Gross Profit (Loss)	(135)		309	N.M	151	657	335%
Gross Margin	(4%	)	7%		2%	8%

Totals
Gross Profit	$8,762		$9,976	14%	$16,753	$18,228	9%
Gross Margin	42%		43%		42%	41%

N.M. = Not Meaningful

     The testing and development gross margin for the three months ended June 30, 2003 remained unchanged with increased margins in the U.S. being offset by decreased margins in Europe. The increased gross profit generated in the U.S. was partially offset by a decreased profit in the U.K. Increased costs primarily related to quality assurance and quality control costs in the U.S., and direct material and labor related costs in Europe impacted gross profits.

     For the six months ended June 30, 2003, gross margins were impacted by a decrease in margins generated in the U.K. resulting from a decrease in the gross profit generated by testing and development in the U.K., only partially offset by increases in the gross profit generated by European manufacturing. The gross profit was impacted by the increase in expenses discussed above.

     Manufacturing gross margin for the three months ended June 30, 2003 improved, reflecting improvements in both the U.S. and Europe. Gross profits in Europe increased and losses generated in the U.S. decreased. For the six months ended June 30, 2003 gross margins increased as a result of increases in the gross profit generated in Europe, partially offset by increased losses generated in the U.S. The throughput efficiencies and pricing structures mentioned earlier allowed European manufacturing revenues to grow at a much faster rate than cost of sales, thus resulting in increased margin. However, increased direct materials and labor related costs contributed to a decrease in U.S. manufacturing gross profit.

Gross Profit by Geographic Region

     The following table compares gross profit and gross margin by geographic region for the three months and six months ended June 30, 2002 and 2003:

	Three Months Ended June 30,			Six Months Ended June 30,

			Fav.			Fav.
	2002	2003	(Unfav.) %	2002	2003	(Unfav.) %

United States
Gross Profit	$6,802	$7,902	16%	$12,994	$13,577	4%
Gross Margin	40%	41%		40%	38%

Europe
Gross Profit	1,960	2,074	6%	3,759	4,651	24%
Gross Margin	54%	50%		54%	53%

Totals

Gross Profit	$8,762	$9,976	14%	$16,753	$18,228	9%
Gross Margin	42%	43%		42%	41%

     For the three months ended June 30, 2003 the increase in U.S. gross margin resulted from an increase in margins generated from testing and development and a decrease in the losses generated in U.S. manufacturing. The improved margins and increased revenue combined to produce an increased gross profit for the quarter.

     The decrease in U.S. gross margin for the six months ended June 30, 2003 reflects a decrease in U.S. manufacturing margins while U.S. testing and development margins remained relatively constant. Although testing and development margins remained constant, the increases in revenue actually resulted in an increased gross profit for the six month period. Losses generated by U.S. manufacturing increased as a result of the cost increases discussed above.

     The decrease in European gross margins for the three and six months ended June 30, 2003 is attributable to significant European testing and development gross margin decreases outpacing an increase in the European manufacturing margin. While cost of sales increases in European testing and development negatively impacted gross profit, European manufacturing revenue increased at a much faster rate than its related cost of sales, thus significantly increasing gross profit in Europe. U.S. testing and development business also includes several units with relatively lower margins, which are not part of the U.K. testing and development business.

Outlook for Gross Margins

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

Operating Expenses

     The following table shows a comparison of operating expenses, other than cost of sales, for the three months and six months ended June 30, 2002 and 2003:

	Three Months Ended June 30,			Six Months Ended June 30,

			Fav.			Fav.
	2002	2003	(Unfav.) %	2002	2003	(Unfav.) %

Selling, General and Administrative	$4,332	$4,711	(9%)	$8,521	$9,027	(6%)
Research and Development	194	212	(9%)	456	428	6%

Total	$4,526	$4,923	(9%)	$8,977	$9,455	(5%)

     Selling, general and administrative (SG&A) expenses increased for the three months and six months ended June 30, 2003 due primarily to increases in labor, fringe and insurance costs. These increases were partially offset by a reduction in the Corporation’s bad debt expense and legal fees. SG&A expenses are expected to increase as the Corporation hires additional administrative staff, implements additional applications for its information systems and makes additional investments for technical sales support and marketing infrastructure, including investments for developing manufacturing business in the U.S.

     As a percentage of revenue, SG&A expenses decreased slightly to 20% for the three months and six months ended June 30, 2003 from 21% for the three months and six months ended June 30, 2002. The decrease is principally attributable to increased revenues, continued programs to control expenses, and the successful integration of past enhancements and expansion in sales, marketing and information systems. The Corporation believes it can maintain SG&A as a percentage of revenue relatively near or below 20% for the foreseeable future.

     Research and development expenses represent the investment of internal resources to develop new methods and tests to support the Corporation’s services. These expenses have remained relatively constant as the Corporation continues to focus on the development of tests that can be delivered to clients in a relatively shorter period. The Corporation expects these expenses to remain near these levels for the foreseeable future.

Income Taxes and Other Expenses

     The following table shows a comparison of income taxes and other expenses for the three months and six months ended June 30, 2002 and 2003:

	Three Months Ended June 30,				Six Months Ended June 30,

			Fav.				Fav.
	2002	2003	(Unfav.) %		2002	2003	(Unfav.) %

Other Expense (Income)	$(178)	$(89)	(50%	)	$55	$44	20%

Income Taxes
Provision	$1,608	$1,902	(18%	)	$2,818	$3,229	(15% )
Effective Rate	36%	37%			36%	37%

     The Corporation’s net other income decreased to $89,000 for the three months ended June 30, 2003 compared to $178,000 for the three months ended June 30, 2002. The decrease was primarily due to decreased foreign currency translation gains and business tax refunds, partially offset by decreased losses on the disposal of fixed assets. For the six months ended June 30, 2003, net other expense of $44,000 remained relatively constant when compared to net other expense of $55,000 for the six months ended June 30, 2002.

     For the three months and six months ended June 30, 2003, the income tax rate increased slightly and is in line with the Corporation’s long-term historical rates, excluding 2001. The Corporation expects tax rates to remain at current levels for the remainder of 2003 and into the foreseeable future. However, since the Corporation has international operations in jurisdictions with different rates, its effective tax rate may vary from quarter to quarter due to changes in the distribution of its pre-tax earnings, among other factors.

Liquidity and Capital Resources

     The Corporation has funded its business through existing cash, cash flows from operations, long-term bank loans and capital leases. At June 30, 2003, the Corporation had cash and cash equivalents of $35.7 million, compared to $37.7 million at December 31, 2002.

     The Corporation generated cash flows from operations of $6.7 million for the six months ended June 30, 2003, compared to $9.5 million for the six months ended June 30, 2002. Changes in current assets and liabilities used cash of $2.0 million for the six months ended June 30, 2003 primarily due to a reduction in customer advances and accrued compensation and benefits, partially offset by a decrease in accounts receivable. Changes in current assets and liabilities generated cash of $1.6 million for the six months ended June 30, 2002 primarily due to an increase in other accrued liabilities and customer advances and a decrease in accounts receivable, partially offset by a reduction in accrued compensation and benefits and an increase in other current assets.

     The Corporation used $3.5 million of cash for the six months ended June 30, 2003 to repurchase shares of its common stock, which the Corporation now holds as treasury stock under a stock repurchase program. The Corporation implemented this repurchase program in March 2003 and may repurchase up to 500,000 shares over two years. These shares are available for reissuance in connection with any lawful purposes. During the six months ended June 30, 2003, the Corporation has repurchased 190,242 shares for $3.5 million. There were no such repurchases during the six months ended June 30, 2002.

     Working capital decreased slightly to $41.9 million at June 30, 2003 from $42.2 million at December 31, 2002 as a result of a decrease in current assets of $2.7 million, partially offset by a decrease in current liabilities. The decrease in current assets was primarily due to a decrease in cash. The decrease in current liabilities was primarily a result of decreases in customer deposits and accrued employee compensation and benefits.

     The Corporation believes that its existing cash and cash equivalents of $35.7 million at June 30, 2003, cash flows from operations, and available borrowings of $2.0 million under its revolving loan agreement will provide sufficient liquidity to meet the Corporation’s operating plan, planned capital expenditures, planned stock repurchases, and interest and principal payments on the Corporation’s debt for 2003.

     If the Corporation enters into a definitive agreement to acquire Q-One Biotech, the Corporation intends to finance a large portion of the acquisition cost with a new senior secured credit facility.

     A decrease in demand for the Corporation’s services could reduce operating cash flows, but would also decrease the need for any capital expansion. The key factors that could affect the Corporation’s sources of cash include the following:

•	the Corporation’s ability to generate orders for new contracts;
•	the ability of the Corporation to utilize its facilities, particularly the U.S. manufacturing facility;
•	the size and growth of the overall markets for biopharmaceuticals;
•	the possible combination with Q-One Biotech and the new senior secured credit facility and the Corporation intends to use to finance a large portion of the costs of the proposed acquisition; and
•	the economies in the U.S. and Europe.

     These and other factors are more fully described in the “Risk Factors” section in the Corporation’s Form 10-K filed on March 31, 2003. Additionally, a significant deterioration in the Corporation’s financial performance and ratios could accelerate the maturity of principal outstanding under the Corporation’s loans.

Operating Leases

     The Corporation leases facilities and equipment under operating leases that expire at various dates through 2024. As of June 30, 2003, the Corporation is required to make noncancelable lease payments totaling approximately $27.5 million under these leases.

Capital Leases

     The Corporation’s U.S. manufacturing facility in Rockville, Maryland has been operational since late 2000. The Corporation leases this facility under three capital leases that require it to make net noncancelable lease payments totaling approximately $9.5 million through 2034. The Corporation has also guaranteed indebtedness related to the construction of this facility of approximately $4.0 million at June 30, 2003. A portion of the lease payments is equivalent to the interest and principal due on the indebtedness.

     Under an interest rate swap with respect to one of these capital leases, the variable interest rate portion of the indebtedness was effectively converted into debt with a fixed rate of 6.14% per annum. This swap expires on November 1, 2009. Amounts paid or received under the interest rate swap are recognized as interest income or expense in the periods in which they accrued and are recorded in the same category as that arising from the indebtedness. As a result of a decrease in the variable interest rate, for the three months and six months ended June 30, 2003, the Corporation recorded $53,000 and $105,000, respectively, of additional interest expense related to this interest rate swap. For the three and six months ended June 30, 2002, the Corporation recorded additional interest expense of $51,000 and $97,000, respectively. In accordance with the Statement of Financial Accounting Standard (FAS) 133, the Corporation adjusted the liability for the change in the fair value of this swap from $653,000 at December 31, 2002 to $727,000 at June 30, 2003. The corresponding amount is reflected in other comprehensive expense, as the Corporation has met the criteria of FAS 133 to record the contract as a cash flow hedge. This hedge will be extinguished with the lease obligation to which it pertains.

     The Corporation accounts for the leases and subleases of its U.S. manufacturing facility as capital leases. The assets underlying the capital leases are included with the Corporation’s owned property and equipment at June 30, 2003. Property and equipment, net of accumulated depreciation and amortization, at June 30, 2003 included approximately $6.9 million related to these capital leases. The related obligation is included in the Corporation’s liabilities at June 30, 2003.

     The Corporation also leases land for one of its facilities and certain office equipment under terms that require the leases to be accounted for as capital leases. At June 30, 2003, property and equipment, net of accumulated depreciation and amortization, included $2.0 million related to these capital leases. The related lease obligation of $0.5 million is included in the Corporation’s liabilities at June 30, 2003.

Borrowings and Credit Facilities

     The Corporation has a mortgage loan of $4.3 million from Bank of America with a maturity date of November 30, 2009 that was used to finance the construction of one of its facilities in Rockville, Maryland. In addition to a principal payment of $10,576 per month, the mortgage loan bears interest at the London Inter-Bank Offering Rate (LIBOR) plus the applicable LIBOR Rate Additional Percentage (LIBOR Rate Option). The LIBOR Rate Option ranges from 1.0% to 2.15% depending on the Corporation achieving certain funded debt to EBITDA ratios. At June 30, 2003, the applicable interest rate on the mortgage loan was 1.11% and the LIBOR Rate Option was 1.40%. At June 30, 2003, approximately $2.1 million was outstanding on the mortgage loan.

     Under an interest rate swap, the variable interest rate portion of the mortgage loan was effectively converted into debt with a fixed rate of 6.14% per annum. This swap expires November 1, 2009. Amounts paid or received under the interest rate swap are recognized as interest income or expensed in the periods in which they accrued and are recorded in the same category as that arising from the mortgage loan. As a result of a decrease in the variable interest rate, for the three months and six months ended June 30, 2003, the Corporation recorded $26,000 and $52,000, respectively, of additional interest expense related to the interest rate swap. For the three and six months ended June 30, 2002, the Corporation recorded additional interest expense of $26,000 and $49,000, respectively. In accordance with FAS 133, the Corporation adjusted the liability for the change in the fair value of this swap from $306,000 at December 31, 2002 to $337,000 at June 30, 2003. The corresponding amount is reflected in other comprehensive expense, as the Corporation has met the criteria of FAS 133 to record the contract as a cash flow hedge. This hedge will be extinguished with the mortgage loan to which it pertains.

     The Corporation has available borrowings up to $2.0 million under a revolving loan agreement with Bank of America. The revolving loan agreement requires monthly interest payments on the unpaid principal. The unpaid principal and all unpaid accrued interest is payable in full on May 31, 2005, and the line of credit expires at that time. Amounts borrowed under the revolving loan agreement bear interest at the LIBOR rate plus the applicable LIBOR Rate Option that ranges from 0.85% to 2.0% depending on the Corporation achieving certain funded debt to EBITDA ratios. During the first six months of 2003, no amounts were borrowed under this revolving loan agreement.

     All of the Corporation’s agreements with Bank of America are cross collateralized and are secured by a deed of trust on one of the Corporation’s laboratory facilities in Rockville, Maryland. The agreements require the Corporation to comply with financial and restrictive covenants, including fixed charge coverage and funded debt to EBITDA ratios. Specifically, the Corporation is required to:

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

     At June 30, 2003, the Corporation was in compliance with all covenants under its loan agreements.

     The Corporation has a $3.0 million loan from the Department of Business and Economic Development, a department of the State of Maryland. The Corporation is required to use the proceeds to expand and relocate its activities in Rockville, Maryland. The loan requires quarterly principal payments of $107,143 plus accrued interest and matures on June 30, 2006. The loan bears interest at rates from 0.0% to 7.5% based on the Corporation’s achieving specific employment levels through 2005. The current interest rate is 0.0%. The terms of the loan contain annual reporting requirements, including the reporting of employment data. At June 30, 2003, approximately $1.3 million was outstanding on the loan.

     The proposed transaction with Q-One Biotech, if consummated, would involve the purchase by BioReliance of all of the outstanding capital stock of Q-One Biotech in an all cash transaction expected to be financed through a new senior secured credit facility and a portion of existing cash resources.

Capital Expenditures

     During the six months ended June 30, 2003 and 2002, the Corporation invested $5.5 million and $3.6 million, respectively, for capital expenditures. These capital expenditures were primarily for leasehold improvements and investments in new equipment.

     Estimated capital expenditures for the remainder of 2003 include capacity expansions in U.S. testing and development operations, U.S. manufacturing and U.K. manufacturing operations. The Corporation’s plans also include additional investments in information systems, as well as in normal equipment replacements.

     The Corporation expects to fund its growth and its planned capital expenditures from existing cash and cash flows from operations, but may also enter into arrangements for bank borrowings and leases or other financing from third party sources, to the extent that funds are available on favorable terms and conditions. While the Corporation remains confident that expansion of its capacity will contribute to growth, there can be no assurance that such expansion will be fully utilized or that funding for the plans will meet with the Corporation’s expectations. The Corporation’s expectations do not take into consideration the possible combination with Q-One Biotech.

     Although the Corporation has no final agreements or arrangements in place with respect to any future acquisition, there may be acquisition or other growth opportunities, including the possible combination with Q-One Biotech, that require additional external financing, and the Corporation may, from time to time, seek to obtain funds from public or private issuances of equity or debt securities on a strategic basis. There can be no assurances that such financing will be available on terms acceptable to the Corporation.

Foreign Currency

     The accounts of the Corporation’s international subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated into United States dollars at period-end exchange rates, and revenue and expense accounts are translated at average monthly exchange rates. Net exchange gains and losses resulting from these translations are excluded from net income and are accumulated in a separate component of stockholders’ equity. Transaction gains and losses that arise from some intercompany transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. The Corporation recorded $0.7 million in net exchange gains for both the three months and six months ended June 30, 2003 compared to $0.8 million and $0.6 million for the three months and six months ended June 30, 2002, respectively.

     Since the revenues and expenses of the Corporation’s international operations generally are denominated in local currencies, exchange rate fluctuations between such local currencies and the United States dollar will subject the Corporation to currency translation risk with respect to the reported results of its international operations as well as to other risks sometimes associated with international operations. The Corporation derived 17.7% and 17.6% of its revenue for the three months ended June 30, 2003 and 2002, respectively, and 19.9% and 17.6% of its revenue for the six months ended June 30, 2003 and 2002, respectively from services performed in the United Kingdom and Germany. In addition, the Corporation may be subject to currency risk when the Corporation’s service contracts are denominated in a currency other than the currency in which the Corporation incurs expenses related to such contracts.

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

Interest Rate Risks

     The Corporation is exposed to interest rate risk primarily through its investments in cash equivalents. The Corporation’s investment policy stipulates investment in short-term, low-risk instruments. At June 30, 2003, the Corporation had $35.7 million in cash and cash equivalents. If interest rates fall, floating rate securities may generate less interest income. The Corporation does not believe that it is exposed to any material interest rate risk as a result of its investments in cash equivalents.

     At June 30, 2003, the Corporation had total debt of $11.2 million, most of which bears interest at a fixed interest rate. Thus, the Corporation does not believe that it is exposed to any material interest rate risk as a result of borrowing activities.

Foreign Currency Exchange Risk

     The Corporation’s international operations are subject to foreign exchange rate fluctuations. The Corporation derived 17.7% and 19.9% of its revenue for the three and six months ended June 30, 2003, respectively, from services performed in the United Kingdom and Germany. The Corporation does not hedge its foreign currency exposure. Management does not believe that the Corporation’s exposure to foreign currency rate fluctuations is material. See “Foreign Currency” in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for a more detailed discussion of our foreign currency risks and exposures.

Item 4.    Controls and Procedures

     The Corporation’s Chief Executive Officer and Chief Financial Officer evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer has concluded that, as of June 30, 2003, the Corporation’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Corporation, including its consolidated subsidiaries, is made known to the Company’s Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that the information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

          None

Item 2.    Changes in Securities and Use of Proceeds

          As of June 30, 2003, the Corporation had used approximately $27.3 million of the net proceeds from its initial public offering toward planning and construction for manufacturing expansion, purchases of laboratory equipment and information systems hardware and software, and debt repayments.

          At June 30, 2003, approximately $4.9 million of the net proceeds of the initial public offering were invested in money market funds.

Item 3.    Defaults upon Senior Securities

          None

Item 4.    Submission of Matters to Vote of Security Holders

At the Annual Meeting of Shareholders held on June 10, 2003, the following proposals were adopted by the margins indicated:

1.	To reelect Mr. Sidney R. Knafel and Mr. Capers W. McDonald as directors of the Corporation to terms expiring in 2006.

	Number of Shares

	For	Withheld
Sidney R. Knafel	7,632,147	643,981
Capers W. McDonald	6,953,072	849,290

2.	To ratify the appointment of PricewaterhouseCoopers LLP as the Corporation’s auditors for the fiscal year ending December 31, 2003.

For	6,955,812
Against	843,495
Abstain	3,058

Item 5.    Other Information

          None

Item 6.    Exhibits and Reports on Form 8-K

     (a)  Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

Report dated April 23, 2003 regarding the issuance of a press release announcing the Corporation’s earnings for the first quarter of 2003.

Report dated July 23, 2003 regarding the issuance of a press release announcing the Corporation’s earnings for the second quarter of 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2003

BioReliance Corporation (Registrant)

By /s/ Capers W. McDonald

Capers W. McDonald President and Chief Executive Officer

By /s/ John L. Coker

John L. Coker Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002