Form 10-Q
period 2003-09-30
BIORELIANCE CORP
filed 2003-11-14
CIK 1036629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _________________

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
YES [X]         NO [   ]

As of October 31, 2003, 8,377,542 shares of registrant’s common stock, par value $.01 per share, were outstanding.

BIORELIANCE CORPORATION

BIORELIANCE CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

		September 30,
	December 31,	2003
	2002	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$37,739	$17,081
Accounts receivable, net	24,704	27,624
Other current assets	2,988	7,231

Total current assets	65,431	51,936
Property and equipment, net	41,148	53,143
Deposits and other assets	136	1,927
Restricted cash	—	10,290
Goodwill	—	60,050
Deferred income taxes	642	177

Total assets	$107,357	$177,523

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$918	$9,977
Accounts payable	2,872	5,423
Accrued employee compensation and benefits	5,065	4,717
Other accrued liabilities	4,656	8,252
Customer advances	5,152	3,236
Deferred income taxes	4,589	5,214

Total current liabilities	23,252	36,819
Long-term debt and capital lease obligations	10,628	59,242

Total liabilities	33,880	96,061

Stockholders’ equity:
Preferred stock, $.01 par value: 6,900,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value: 15,000,000 shares authorized; 8,485,722 and 8,541,925 shares issued and outstanding	85	85
Additional paid-in capital	56,144	56,752
Treasury stock, 0 and 190,242 shares at cost	—	(3,501)
Retained earnings	18,576	28,653
Accumulated other comprehensive income	(1,328)	(527)

Total stockholders’ equity	73,477	81,462

Total liabilities and stockholders’ equity	$107,357	$177,523

The accompanying notes are an integral part of these consolidated financial statements.

BIORELIANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Revenue	$21,594	$24,318	$61,340	$68,572
Expenses:
Cost of sales	12,090	13,975	35,083	40,001
Selling, general and administrative	4,215	4,507	12,736	13,534
Research and development	225	206	681	634

Total operating expenses	16,530	18,688	48,500	54,169

Income from operations	5,064	5,630	12,840	14,403

Other (income) expense:
Interest income	(191)	(184)	(508)	(572)
Interest expense	236	315	658	730
Foreign currency transaction (gains) losses	9	(1,819)	(176)	(1,993)
Other expense	11	52	146	243

Net other (income) expense	65	(1,636)	120	(1,592)

Income before income taxes	4,999	7,266	12,720	15,995
Income tax provision	1,825	2,689	4,643	5,918

Net income	$3,174	$4,577	$8,077	$10,077

Net income per share:
Basic	$0.38	$0.55	$0.96	$1.20

Diluted	$0.36	$0.53	$0.91	$1.15

The accompanying notes are an integral part of these consolidated financial statements.

BIORELIANCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2003

Cash flows from operating activities:
Net income	$8,077	$10,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,475	3,751
Amortization expense	10	—
Loss on disposal	136	120
Deferred income taxes, net	914	1,090
Changes in current assets and liabilities:
Accounts receivable, net	161	184
Other current assets	(1,368)	(1,959)
Accounts payable	(521)	1,329
Accrued employee compensation and benefits	(1,468)	(705)
Other accrued liabilities	2,353	1,313
Customer advances	453	(2,874)
(Increase) decrease in deposits and other assets	135	(2,123)

Net cash provided by operating activities	12,357	10,203

Cash flows from investing activities:
Increase in restricted cash	—	(10,290)
Payments for acquisition	—	(67,161)
Purchases of property and equipment	(5,021)	(8,713)
Proceeds from the sale of property and equipment	124	—

Net cash used in investing activities	(4,897)	(86,164)

Cash flows from financing activities:
Proceeds from exercise of stock options	593	608
Payments on debt and capital lease obligations	(700)	(746)
Proceeds from borrowings	—	58,490
Purchase of treasury stock	—	(3,501)

Net cash provided by (used in) financing activities	(107)	54,851

Effect of exchange rate changes on cash and cash equivalents	919	452

Net increase (decrease) in cash and cash equivalents	8,272	(20,658)
Cash and cash equivalents, beginning of period	27,536	37,739

Cash and cash equivalents, end of period	$35,808	$17,081

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

     The consolidated financial statements include the accounts of BioReliance Corporation and its subsidiaries, including Q-One Biotech Group Ltd. (Q-One Biotech) from September 23, 2003, when the Corporation acquired all of Q-One Biotech’s outstanding shares, through September 30, 2003.

(2) Interim Financial Statements Presentation

     The accompanying interim financial statements are unaudited and have been prepared by the Corporation pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore these consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in the Corporation’s Annual Report on Form 10-K. In the opinion of management, the unaudited consolidated financial statements for the three month and nine month periods ended September 30, 2002 and 2003 include all normal and recurring adjustments that are necessary for a fair presentation of the results of the interim period. The results of operations for the three month and nine month periods ended September 30, 2003 are not necessarily indicative of the results for the entire year ending December 31, 2003.

(3) Business Acquisition

     On September 23, 2003, the Corporation acquired Q-One Biotech, a privately-held company based in Glasgow, Scotland pursuant to (i) a Share Purchase Agreement, dated August 12, 2003, among BioReliance Corporation, BioReliance (Glasgow) Limited and the sellers named therein (relating to the acquisition of shares of Q-One Biotech) and (ii) a Share Purchase Agreement, dated August 12, 2003, among BioReliance Corporation, BioReliance (Glasgow) Limited and the sellers named therein (relating to the acquisition of shares of Satron Management Services (Technology) Limited, which provides management services to Q-One Biotech) (collectively, the “Share Purchase Agreements”). Q-One Biotech provides safety testing and process validation services and contract manufacturing to the biopharmaceutical industry. Q-One Biotech’s services have included safety testing of biopharmaceuticals, human blood products, vaccines, transgenics and gene therapy products. Q-One Biotech’s primary facilities are located in Glasgow, Scotland and Worcester, Massachusetts.

     Under the terms of the Share Purchase Agreements, the Corporation purchased all of the outstanding capital stock of Q-One Biotech for an aggregate purchase price of approximately £42.0 million ($69.4 million) in cash, subject to post-closing adjustments and excluding transaction costs. Pending the determination of the post-closing adjustments, £1.5 million ($2.5 million) has been placed in escrow and is not included in the purchase price allocation below.

     The Corporation funded the purchase price of the acquisition, excluding transaction costs, with approximately $48.2 million of borrowings under a new senior secured credit facility with Bank of America, N.A. as administrative agent, security trustee and letter of credit issuer and Banc of America Securities LLC as the sole lead arranger and sole book manager. The Corporation funded the remainder of the purchase price with approximately $21.2 million of existing cash resources. The Corporation funded the transaction costs with approximately $1.4 million of existing cash resources. The Corporation expects to incur additional transaction costs in the fourth quarter.

     The purchase price allocation for Q-One Biotech has not been completed; however, it is expected to be finalized by the end of 2003. The preliminary allocation of the purchase price as of September 23, 2003 is as follows (in thousands):

Current assets	$4,929
Property, plant and equipment	7,134
Current liabilities	(3,772)
Non-current liabilities	(753)

Estimated fair value, net assets acquired	7,538
Goodwill and other intangibles acquired	59,623

Consideration, net of cash acquired	$67,161

     In connection with the purchase, the Corporation issued Floating Rate Guaranteed Unsecured Loan Notes (Loan Notes) in the amount of £6,182,974 ($10,290,324 at September 30, 2003) to a former shareholder of Q-One Biotech. The Loan Notes mature on September 23, 2006.

     In consideration for Clydesdale Bank’s guarantee, the Corporation deposited an amount equal to the principal amount of the Loan Notes with Clydesdale Bank. Amounts outstanding on the Loan Notes accrue interest in an amount equal to interest the Corporation earns on the cash deposited in Clydesdale Bank. The cash deposit is recorded as restricted cash on the Corporation’s balance sheet as of September 30, 2003.

(4) Debt

     Corporation Debt consisted of the following amounts as of December 31, 2002 and September 30, 2003:

	2002	2003

	(In thousands)
Mortgage Loan	$2,157	$2,063
Capital Lease Obligations	6,930	6,600
State of Maryland Loan	1,500	1,179
Interest Rate Swap Agreement	959	887
Domestic Term Loan	—	35,000
Foreign Term Loan	—	10,000
Loan Notes	—	10,290
Line of Credit	—	3,200

Total debt	11,546	69,219
Less current portion	(918)	(9,977)

Long-term portion	$10,628	$59,242

     The Corporation entered into a credit agreement, dated August 12, 2003, with the Corporation and BioReliance (Glasgow) Ltd. as borrowers, certain subsidiaries of the Corporation as guarantors, Bank of America, N.A. as administrative agent, security trustee and letter of credit issuer, the lenders party thereto, and Banc of America Securities LLC as the sole lead arranger and sole book manager. Under the Credit Agreement, the Corporation may borrow up to $60.0 million to finance the acquisition of Q-One Biotech, for general corporate purposes, including working capital and capital expenditures, and to refinance existing indebtedness. The Credit Facility consists of a $15.0 million revolving credit facility, a $35.0 million domestic term loan and a $10.0 million foreign term loan (together, the “Credit Facility”). The Corporation borrowed approximately $48.2 million to fund a portion of the purchase price paid in the Q-One Biotech acquisition, including a $3.2 million revolving loan and $45.0 million in term loans. The Corporation is required to make quarterly payments under the term loans beginning on December 31, 2003. Amounts due under the term loans will become due and payable in full on September 30, 2008. Final amounts due under the revolving credit facility will become due and payable in full on September 30, 2006.

     The Credit Facility includes negative covenants including, among others, those restricting the Corporation’s ability to incur liens on its assets, pay dividends, make investments, and incur additional indebtedness. The Credit Facility also contains customary financial covenants including, among others, those that require the Corporation to maintain a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum net worth. The Credit Facility includes customary events of default including, among other things, the Corporation’s failure to pay the principal or interest of any loan or letter of credit under the Credit Facility, a default or event of default of any other agreement involving indebtedness, insolvency by the Corporation or any of its subsidiaries, and change in control of the Corporation (as defined in the Credit Agreement). Specifically the Corporation is required to:

•	Maintain consolidated net worth of at least the sum of (i) 85% of consolidated net worth of the consolidated group as of the initial funding date (after giving proforma effect to the acquisition of Q-One Biotech), plus (ii) as of the end of each quarter of the Corporation, commencing with the quarter ending December 31, 2003, an amount equal to 75% of Consolidated Net Income (but not less than zero) for such quarter, such increases to be cumulative, plus an amount equal to 100% of the net cash proceeds from all equity transactions after the closing date.

•	Maintain a consolidated leverage ratio (the ratio of consolidated funded debt to consolidated EBITDA) as of the end of any quarter of the Corporation of no greater than 2.50 to 1.00. Consolidated funded debt excludes funded debt relating to the Loan Notes. EBITDA is defined as consolidated net income, interest expense, income taxes, depreciation and amortization, and non-cash expense for stock options. EBITDA will be calculated based on the four previous consecutive quarters.

•	Maintain a consolidated fixed charge coverage ratio (ratio of the sum of consolidated EBITDAR less cash taxes paid, less consolidated capital expenditures to consolidated fixed charges) as of the end of any quarter of the Corporation of at least 1.25 to 1.00. Consolidated fixed charges are defined as the sum of the cash portion of consolidated interest expense, rent and lease expense, consolidated scheduled funded debt payments, and dividends and other distributions paid on the Corporation's capital stock. Consolidated EBITDAR is EBITDA plus rent and lease expense. EBITDAR and consolidated fixed charges will be calculated based on the four previous quarters.

     Interest on the Credit Facility is calculated using the applicable Euro Currency Rate or Base Rate plus an Applicable Rate Adjustment (the Rate Adjustment). The Rate Adjustment is variable based on the ratio of total funded debt under the facility to the Corporation’s EBITDA. This ratio will be calculated and reported to the lenders quarterly. The interest rate at September 30, 2003 was 4.63%, which includes a 3.5% Rate Adjustment.

     In November 2003, the Corporation entered into a new interest rate swap whereby the variable interest rate portion of $28.0 million of the domestic loan was effectively converted into debt with a fixed rate of 3.21% per annum. The swap expires in September 2008.

     In November 2003, the Corporation entered into a cross-currency interest rate swap whereby the $8.0 million of the foreign term loan and its variable interest rate portion was effectively converted into a fixed rate United Kingdom Pound Sterling note with a fixed rate of 5.30% per annum. The swap expires in September 2008.

     The Corporation entered into a security agreement on September 22, 2003, whereby the Corporation, and certain of its subsidiaries have granted a security interest in all personal property currently owned or subsequently acquired to Bank of America, N.A. as administrative agent for the lenders as security for their obligations under the Credit Agreement.

     The Corporation entered into a pledge agreement on September 22, 2003, whereby the Corporation, and certain of its subsidiaries have granted a security interest in (1) 100% of the capital stock of each domestic subsidiary of the Corporation, (2) 65% of the issued and outstanding shares of capital stock entitled to vote of each foreign subsidiary and (3) 100% of the issued and outstanding Capital Stock not entitled to vote of each foreign subsidiary of the Corporation to Bank of America, N.A. as administrative agent for the lenders as security for their obligations under the Credit Agreement.

     The aggregate maturities on long-term debt less capital leases and the interest rate swap agreement as of September 30, 2003 are due as follows (in thousands):

Years ending December 31:
2003	$2,389
2004	9,555
2005	9,555
2006	22,831
2007	9,127
Thereafter	8,273

Total aggregate maturities	$61,730

(5) Net Income Per Share

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

     The following table represents reconciliations between the weighted average common stock outstanding used in basic EPS and the weighted average common and common equivalent shares outstanding used in diluted EPS for each of the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2003	2002	2003

Weighted average common stock outstanding	8,444	8,344	8,425	8,403
Stock options, as if converted	432	365	474	349

Weighted average common and common equivalent shares outstanding	8,876	8,709	8,899	8,752

(6) Segment Information

     Summarized financial information concerning the Corporation’s reportable segments for the three months and nine months ended September 30 is shown in the following table (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2003	2002	2003

Revenue:
Testing and Development	$18,131	$19,480	$51,477	$55,270
Manufacturing	3,463	4,838	9,863	13,302

Total	$21,594	$24,318	$61,340	$68,572

Gross Profit (Loss):
Testing and Development	$9,717	$9,548	$26,319	$27,119
Manufacturing	(213)	795	(62)	1,452

Total	$9,504	$10,343	$26,257	$28,571

     Summarized financial information concerning the Corporation’s revenue and gross profit by geographic region for the three months and nine months ended September 30 is shown in the following table (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2003	2002	2003

Revenue:
United States	$17,304	$19,176	$50,050	$54,643
Europe	4,290	5,142	11,290	13,929

Total	$21,594	$24,318	$61,340	$68,572

Gross Profit:
United States	$7,051	$7,505	$20,046	$21,082
Europe	2,453	2,838	6,211	7,489

Total	$9,504	$10,343	$26,257	$28,571

(7) Stock Based Compensation

     The Corporation has stock-based compensation plans, described more fully in Note 5 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002. Effective January 1, 2003, BioReliance adopted FASB Statement No. 148 (FAS 148), “Accounting for Stock-Based Compensation — Transition and Disclosure.” FAS 148 amends FASB Statement No. 123 (FAS 123), “Accounting for Stock-Based Compensation,” to provide, among other things, prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. As permitted by FAS 123 and amended by FAS 148, the Corporation has chosen to continue accounting for stock options at their intrinsic value. Accordingly, no compensation expense has been recognized for its stock option compensation plans. To determine fair value under FAS 123, the Corporation used the Black-Scholes option-pricing model and the following respective weighted average assumptions for the three and nine months ended September 30, 2002 and 2003:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2003	2002	2003

Risk-free interest rate	4.10%	3.48%	4.10%	3.45%
Expected volatility	67%	76%	67%	73%
Expected option life (years)	6	6	6	6
Expected dividends	0	0	0	0

     Had the fair value method of accounting been applied to the Corporation’s stock option plans utilizing the valuation method currently recognized, the impact would have been as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2003	2002	2003

Net income as reported	$3,174	$4,577	$8,077	$10,077
Stock based employee compensation expense determined under fair value method for all awards, net of related tax effect	(352)	(303)	(802)	(959)

Pro-forma net income	2,822	4,274	7,275	9,118
Basic net income per share — as reported	0.38	0.55	0.96	1.20
Basic net income per share — pro-forma	0.38	0.51	0.86	1.09
Diluted net income per share — as reported	0.36	0.53	0.91	1.15
Diluted net income per share — pro-forma	0.32	0.49	0.82	1.04

(8) Stock Repurchase

     On March 5, 2003, the Corporation’s Board of Directors authorized the repurchase of up to 500,000 shares of the Corporation’s common stock over the following two years. The repurchase is being funded using the Corporation’s working capital. During the nine months ended September 30, 2003, the Corporation repurchased 190,242 shares for $3,501,000. The Corporation did not repurchase any shares during the three months ended September 30, 2003.

(9) COMMITMENTS AND CONTINGENCIES

Operating Leases

     The Corporation leases facilities and equipment under noncancelable operating leases that expire at various dates through 2024. Future minimum lease payments as of September 30, 2003 under operating leases were as follows (in thousands):

Years ending December 31:
2003	$847
2004	3,307
2005	3,339
2006	2,405
2007	2,354
Thereafter	21,756

Total future minimum lease payments	$34,008

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Certain statements made in this Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, which generally are not historical in nature, and may contain the words “believe”, “anticipate”, “expect”, “estimate”, “project”, “will be”, “will continue”, “will likely result”, or similar words or phrases. Forward-looking statements in this Report on Form 10-Q include, among others, statements regarding:

•	the anticipated growth of revenue and improvement in profit margins,

•	the anticipated growth of revenue to exceed cost increases related to the Corporation’s U.S. manufacturing facility,

•	the anticipated growth of revenue in connection with the integration of Q-One Biotech, which the Corporation acquired on September 23, 2003,

•	the Corporation’s ability to use additional capacity in its manufacturing facilities, including those facilities acquired in connection with the acquisition of Q-One Biotech,

•	the anticipated increase in selling, general and administrative expenses and the hiring of new employees,

•	the Corporation’s ability to maintain selling, general and administrative expenses as a percentage of revenue near or below 20%,

•	the Corporation’s ability to maintain research and development expenses and tax rates at constant levels,

•	the Corporation’s ability to fund its operations, capital expenditures, and interest and principal payments on debt for 2003 with existing cash, cash flows from operations and its line of credit,

•	the Corporation’s expansion plans.

     Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by BioReliance with the Securities and Exchange Commission, including in its Form 10-K filed on March 31, 2003.

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

Overview

     The Corporation is a leading contract service organization providing, testing, development and manufacturing services for biologics and other biomedical products to pharmaceutical companies worldwide. The Corporation believes that it is the largest provider of outsourcing services focused on the expanding biologics sector of the pharmaceutical industry. During the quarter ended September 30, 2003, the Corporation continued to work with clients on the development of global multi-year arrangements, such as those announced in 2002. The Corporation also continued to contribute to bioterrorism defense through the work performed in both operating segments on the smallpox vaccine contracts. The Corporation believes that the services provided under some of its key relationships, the benefits that have been provided by what the Corporation believes is a growing market, and the increasing recognition of BioReliance as a service provider of choice continues to have a positive effect on the Corporation’s results of operations.

     On September 23, 2003, the Corporation acquired Q-One Biotech, a privately-held company based in Glasgow, Scotland, pursuant to (i) a Share Purchase Agreement, dated August 12, 2003, among BioReliance Corporation, BioReliance (Glasgow) Limited and the sellers named therein (relating to the acquisition of shares of Q-One Biotech) and (ii) a Share Purchase Agreement, dated August 12, 2003, among BioReliance Corporation, BioReliance (Glasgow) Limited and the sellers named therein (relating to the acquisition of shares of Satron Management Services (Technology) Limited) (collectively, the “Share Purchase Agreements”). Q-One Biotech provides safety testing and process validation services and contract manufacturing to the biopharmaceutical industry. Q-One Biotech’s services have included safety testing of biopharmaceuticals, human blood products, vaccines, transgenics and gene therapy products. Q-One Biotech’s primary facilities are located in Glasgow, Scotland and Worcester, Massachusetts.

     Under the terms of the Share Purchase Agreements, the Corporation purchased all of the outstanding capital stock of Q-One Biotech for an aggregate purchase price of approximately £42 million ($69.4 million) in cash, subject to post-closing adjustments and excluding transaction costs. Pending the determination of the post-closing adjustments, £1.5 million ($2.5 million) has been placed in escrow and is not included in the purchase allocation below.

     The Corporation funded the purchase price of the acquisition, excluding transaction costs, with approximately $48.2 million of borrowings under a new senior secured credit facility with Bank of America, N.A. as administrative agent, security trustee and letter of credit issuer and Banc of America Securities LLC as the sole lead arranger and sole book manager. The Corporation funded the remainder of the purchase price with approximately $21.2 million of existing cash resources. The Corporation funded the transaction costs with approximately $1.4 million of existing cash resources. The Corporation expects to incur additional transaction costs in the fourth quarter.

     The purchase price allocation for Q-One Biotech has not been completed; however, it is expected to be finalized by the end of 2003. The preliminary allocation of the purchase price as of September 23, 2003 is as follows (in thousands):

Current assets	$4,929
Property, plant and equipment	7,134
Current liabilities	(3,772)
Non-current liabilities	(753)

Estimated fair value, net assets acquired	7,538
Goodwill and other intangibles acquired	59,623

Consideration, net of cash acquired	$67,161

Results of Operations
(Dollars in tables are in thousands)

     For the three months ended September 30, 2003, the Corporation had revenue of $24.3 million, an increase of 13% over revenue of $21.6 million for the three months ended September 30, 2002. Earnings per share for the three months ended September 30, 2003 were $0.53 (diluted) compared with $0.36 (diluted) for the three months ended September 30, 2002.

     For the nine months ended September 30, 2003, the Corporation had revenue of $68.6 million, an increase of 12% over revenue of $61.3 million for the nine months ended September 30, 2002. Earnings per share for the nine months ended September 30, 2003 were $1.15 (diluted) compared with $0.91 (diluted) for the nine months ended September 30, 2002.

     Continuing increases in orders fueled revenue growth in both of the Corporation’s segments and both geographic regions for the three months and nine months ended September 30, 2003. The acquisition of Q-One Biotech also contributed to the increase in revenue by including five business days of activity into the Corporation’s consolidated results. These higher revenues also drove higher gross profits in both geographic regions for the three months and nine months ended September 30, 2003. Cost increases hampered gross margins in U.S. and U.K. testing and development while margins in other business units, particularly European manufacturing, improved due largely to the revenue growth. Although selling, general, and administrative costs increased, as a percentage of sales these costs decreased to 19% and 20% for the three months and nine months ended September 30, 2003, respectively, as a result of continued programs to control expenses. Income tax rates for the three months and nine months ended September 30, 2003 remained constant at 37%, in line with the Corporation’s historical rates.

Gross Revenue by Operating Segment

     The following table shows a comparison of revenue by operating segment for the three months and nine months ended September 30, 2002 and 2003:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

			Fav.			Fav.
	2002	2003	(Unfav.) %	2002	2003	(Unfav.) %

Testing and Development	$18,131	$19,480	7%	$51,477	$55,270	7%
Manufacturing	3,463	4,838	40%	9,863	13,302	35%

Total	$21,594	$24,318	13%	$61,340	$68,572	12%

     The increase in testing and development revenue for the three months and nine months ended September 30, 2003 is due primarily to the continued increase in new orders, and, to a lesser extent, the revenue reported by Q-One Biotech. The new orders continue to include those arising from global arrangements with some of the Corporation’s major clients. The increase in U.K. testing and development revenue is primarily a result of the Q-One acquisition. This increase was partially offset by a decrease in other testing and development revenue in the U.K. for the three months ended September 30, 2003. European testing and development revenue continues to be impacted by client delays in some projects.

     The increase in manufacturing revenue for the three and nine months ended September 30, 2003 represents increases in both the U.S. and Europe. European increases are attributable to increases in both U.K. and German facilities. Both European facilities benefited from increased orders and German revenue benefited from improvements in throughput efficiencies. The U.S. manufacturing revenue improvement was primarily due to an increase in revenue derived from the Corporation’s smallpox vaccine contract.

     Approximately 25% and 24%, respectively, of the Corporation’s manufacturing revenue for the three months and nine months ended September 30, 2003 resulted from work performed under the Corporation’s smallpox vaccine contracts. Approximately 9% of the Corporation’s total revenue for the three months and nine months ended September 30, 2003 resulted from work performed under these smallpox vaccine contracts.

Gross Revenue by Geographic Region

     The following table shows a comparison of revenue by geographic region for the three months ended September 30, 2002 and 2003:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

			Fav.			Fav.
	2002	2003	(Unfav.) %	2002	2003	(Unfav.) %

United States	$17,304	$19,176	11%	$50,050	$54,643	9%
Europe	4,290	5,142	20%	11,290	13,929	23%

Total	$21,594	$24,318	13%	$61,340	$68,572	12%

     The increase in revenue generated in the United States for the three months and nine months ended September 30, 2003 resulted from increases in orders, which fueled increased revenue in both biologics testing and in toxicology services. As previously mentioned, U.S. manufacturing revenue increased for the three and nine months ended September 30, 2003. Revenue generated in the U.S. for the nine months ended September 30, 2002 includes an adjustment resulting in additional revenue of approximately $380,000 relating to long-term contracts.

     The increase in revenue generated in Europe for the three months ended September 30, 2003 reflects an increase in revenue generated in the Corporation’s German facilities and the impact of revenue generated by Q-One Biotech discussed above. The increase in revenue generated in Europe for the nine months ended September 30, 2003 is the result of increases in revenue generated in both the Corporation’s U.K. and German facilities as a result of an increase in orders and the impact of the Q-One acquisition. The Corporation continues to benefit from increased penetration into the growing European biopharmaceutical market. As the German facility continues to run near capacity, revenue fluctuations in that facility are primarily attributable to incremental improvement in throughput efficiencies and different pricing structures among contracts.

Revenue Outlook

     The Corporation expects that testing and development revenue will continue to increase in both the U.S. and Europe in the foreseeable future, and that U.S. manufacturing revenue will increase with the Corporation’s commercial contracts, as well as with additional service offerings in the U.S. manufacturing facility. There can be no assurance that such expectations will prove to be correct. The Corporation expects European revenue to continue to grow more rapidly than revenue in the U.S. with the integration of Q-One Biotech, increased global capacity and more rapid growth of European markets than U.S. markets.

Gross Profit by Operating Segment

     The following table compares gross profit and gross margin by operating segment for the three months and nine months ended September 30, 2002 and 2003:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

			Fav.			Fav.
	2002	2003	(Unfav.) %	2002	2003	(Unfav.) %

Testing and Development
Gross Profit	$9,717	$9,548	(2%)	$26,319	$27,119	3%
Gross Margin	54%	49%		51%	49%
Manufacturing
Gross Profit (Loss)	(213)	795	—	(62)	1,452	—
Gross Margin	(6%)	16%		(1%)	11%

Total
Gross Profit	$9,504	$10,343	9%	$26,257	$28,571	9%
Gross Margin	44%	43%		43%	42%

     The decrease in the testing and development gross margin for the three months ended September 30, 2003 is a result of decreased margins in both the U.S. and in Europe. The increased gross profit generated in the U.K. was partially offset by a decreased profit in the U.S. Increased costs primarily related to direct material and labor related costs in the U.S. and Europe and increased facilities costs also impacted gross profits in the U.S.

     For the nine months ended September 30, 2003, gross margins decreased in both the U.S. and the U.K. resulting from a decrease in the gross profit generated by testing and development in the U.K., only partially offset by increases in the gross profit generated by U.S. testing and development. The gross profit was impacted by the increase in expenses discussed above.

     Manufacturing gross margin for the three months and nine months ended September 30, 2003 improved, representing improvements in both the U.S. and Europe manufacturing. Gross profits in Europe increased and losses generated in the U.S. decreased for both the three months and nine months ended September 30, 2003. The throughput efficiencies and pricing structures mentioned earlier allowed European manufacturing revenues to grow at a much faster rate than cost of sales, thus resulting in increased margin. However, increased direct materials and labor related costs contributed to a decrease in U.S. manufacturing gross profit.

Gross Profit by Geographic Region

     The following table compares gross profit and gross margin by geographic region for the three months and six months ended June 30, 2002 and 2003:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

			Fav.			Fav.
	2002	2003	(Unfav.) %	2002	2003	(Unfav.) %

United States
Gross Profit	$7,051	$7,505	6%	$20,046	$21,082	5%
Gross Margin	41%	39%		40%	39%
Europe
Gross Profit	2,453	2,838	16%	6,211	7,489	21%
Gross Margin	57%	55%		55%	54%

Totals
Gross Profit	$9,504	$10,343	9%	$26,257	$28,571	9%
Gross Margin	44%	43%		43%	42%

     For the three months ended September 30, 2003 the decrease in U.S. gross margin resulted from a decrease in margins generated from testing and development partially offset by a decrease in the losses generated in U.S. manufacturing. U.S. margins were affected by the timing of higher margin work, the temporary interruption of the Lab animal health testing business driven by the cessation of simian serum imports for SARS infected regions, and the continued losses generated by U.S. manufacturing. Additionally, the decrease in margins was a result of the cost increases discussed above.

     The decrease in U.S. gross margin for the nine months ended September 30, 2003 reflects a decrease in both U.S. manufacturing and U.S. testing and development margins. Testing and development gross profit decreased while the loss generated by U.S. manufacturing decreased. The decreased profit for testing and development was affected by the increased costs discussed above.

     The decrease in European gross margins for the three and nine months ended September 30, 2003 is attributable to decreases outpacing in both the European testing and development and manufacturing margins. While increased cost of sales in Europe negatively impacted gross profit, European revenue increased at a much faster rate than its related cost of sales, thus significantly increasing gross profit in Europe. The U.S. testing and development business includes several units with relatively lower margins, which are not part of the U.K. testing and development business.

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

     The Corporation expects margins in the testing and development segment, both in the U.S. and Europe, to improve moderately with the integration of Q-One Biotech and the realization of economies of scale in the foreseeable future.

Other Operating Expenses

     The following table shows a comparison of operating expenses, other than cost of sales, for the three months and nine months ended September 30, 2002 and 2003:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

			Fav.			Fav.
	2002	2003	(Unfav.) %	2002	2003	(Unfav.) %

Selling, General and Administrative	$4,215	$4,507	(7%)	$12,736	$13,534	(6%)
Research and Development	225	206	8%	681	634	7%

Total	$4,440	$4,713	(6%)	$13,417	$14,168	(6%)

     Selling, general and administrative (SG&A) expenses increased for the three months and nine months ended September 30, 2003 due primarily to increases in insurance, labor, and fringe costs. These increases were partially offset by a reduction in the Corporation’s bad debt expense and legal fees and the capitalization of internal costs for information systems implementation. SG&A expenses are expected to increase as the Corporation hires additional administrative staff, continues to integrate the operations of Q-One Biotech, implements additional applications and enhancements for its information systems and makes additional investments for technical sales support and marketing infrastructure, including investments for developing manufacturing business in the U.S.

     As a percentage of revenue, SG&A expenses decreased slightly to 19% and 20% for the three months and nine months ended September 30, 2003 from 20% and 21% for the three months and nine months ended September 30, 2002. The decrease is principally attributable to increased revenues, continued programs to control expenses, and the successful integration of past enhancements and expansion in sales, marketing and information systems. The Corporation believes it can maintain SG&A as a percentage of revenue near or below 20% for the foreseeable future.

     Research and development expenses represent the investment of internal resources to develop new methods and tests to support the Corporation’s services. These expenses have remained relatively constant as the Corporation continues to focus on the development of tests that can be delivered to clients in a relatively short period. The Corporation expects these expenses to remain near these levels for the foreseeable future.

Other Expenses (Income) and Income Taxes

     The following table shows a comparison of other expenses (income) and income taxes for the three months and nine months ended September 30, 2002 and 2003:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

			Fav.			Fav.
	2002	2003	(Unfav.) %	2002	2003	(Unfav.) %

Other Expenses (Income)	$65	$(1,636)	N.M.	$120	$(1,592)	N.M.

Income Taxes
Provision	$1,825	2,689	(47%)	$4,643	5,918	(27%)
Effective Rate	37%	37%		37%	37%

                  N.M. = not meaningful

     The Corporation’s net other income was $1.6 million for the three months ended September 30, 2003 compared to net other expense of $65,000 for the three months ended September 30, 2002. For the nine months ended September 30, 2003, the Corporation recorded net other income of $1.6 million compared to net other expense of $120,000 for the nine months ended September 30, 2002. These changes were primarily due to foreign currency translation gains. Other income for the three and nine months ended September 30, 2003 includes $1.9 million related to a change in the U.S. dollar immediately following the acquisition of Q-One Biotech. The Corporation has recently established currency hedge positions that reduce or largely eliminate its exposure to further gain and losses of this magnitude.

     For the three months and nine months ended September 30, 2003, the income tax rate remained constant and is in line with the Corporation’s long-term historical rates, excluding 2001. The Corporation expects tax rates to remain at current levels for the remainder of 2003 and into the foreseeable future. However, since the Corporation has international operations in jurisdictions with different rates, its effective tax rate may vary from quarter to quarter due to changes in the distribution of its pre-tax earnings, among other factors.

Liquidity and Capital Resources

     The Corporation has funded its business through existing cash, cash flows from operations, long-term bank loans and capital leases. At September 30, 2003, the Corporation had unrestricted cash and cash equivalents of $17.1 million, compared to $37.7 million at December 31, 2002. The reduction is the result of funds used for the acquisition of Q-One Biotech.

     The Corporation generated cash flows from operations of $10.2 million for the nine months ended September 30, 2003, compared to $12.4 million for the nine months ended September 30, 2002.

     Changes in current assets and liabilities used cash of $2.7 million for the nine months ended September 30, 2003 primarily due to an increase in other current assets and reduction in customer advances and accrued compensation and benefits, partially offset by an increase in accounts payable and a decrease in accounts receivable. Those changes are, to a degree, seasonal in nature. Changes in current assets and liabilities used cash of $0.3 million for the nine months ended September 30, 2002 primarily due to an increase in other current assets and decreases in accrued employee compensation and benefits and accounts payable, partially offset an increase in other accrued liabilities.

     The Corporation used $3.5 million of cash for the nine months ended September 30, 2003 to repurchase 190,242 shares of its common stock, which the Corporation now holds as treasury stock under a stock repurchase program. The Corporation implemented this repurchase program in March 2003 and may repurchase up to 500,000 shares over two years. These shares are available for reissuance in connection with any lawful purposes. There were no such repurchases during the nine months ended September 30, 2002.

     Working capital decreased to $15.1 million at September 30, 2003 from $42.2 million at December 31, 2002 as a result of a decrease in current assets and an increase in current liabilities. The decrease in current assets was due to a decrease in cash partially offset by other changes. The increase in current liabilities was primarily a result of an increase in the current portion of long-term debt.

     The Corporation believes that its existing cash and cash equivalents of $17.1 million at September 30, 2003, cash flows from operations, and available borrowings under new credit agreement will provide sufficient liquidity to meet the Corporation’s operating plan, planned capital expenditures, and interest and principal payments on the Corporation’s debt for 2003 and the foreseeable future.

     A decrease in demand for the Corporation’s services could reduce operating cash flows, but would also decrease the need for any capital expansion. The key factors that could affect the Corporation’s sources of cash include the following:

•	the Corporation’s ability to generate orders for new contracts;

•	the Corporation’s ability to successfully integrate the operations of Q-One Biotech;

•	the ability of the Corporation to utilize its facilities, particularly the U.S. manufacturing facility;

•	the size and growth of the overall markets for biopharmaceuticals;

•	the economies in the U.S. and Europe; and,

•	the required interest and principal payments due under the Corporation’s loan agreements.

     These and other factors are more fully described in the “Risk Factors” section in the Corporation’s Form 10-K filed on March 31, 2003. Additionally, a significant deterioration in the Corporation’s financial performance and ratios could accelerate the maturity of principal outstanding under the Corporation’s loans.

Operating Leases

     The Corporation leases facilities and equipment under operating leases that expire at various dates through 2024. As of September 30, 2003, the Corporation is required to make future noncancelable lease payments totaling approximately $34.0 million under these leases.

Capital Leases

     The Corporation’s U.S. manufacturing facility in Rockville, Maryland has been operational since late 2000. The Corporation leases this facility under three capital leases that require it to make net noncancelable lease payments totaling approximately $9.3 million through 2034. The Corporation has also guaranteed indebtedness related to the construction of this facility of approximately $4.0 million at September 30, 2003. A portion of the lease payments is equivalent to the interest and principal due on the indebtedness.

     Under an interest rate swap with respect to one of these capital leases, the variable interest rate portion of the indebtedness was effectively converted into debt with a fixed rate of 6.14% per annum. This swap expires on November 1, 2009. Amounts paid or received under the interest rate swap are recognized as interest income or expense in the periods in which they accrued and are recorded in the same category as that arising from the indebtedness. As a result of a decrease in the variable interest rate, for the three months and nine months ended September 30, 2003, the Corporation recorded $54,000 and $159,000, respectively, of additional interest expense related to this interest rate swap. For the three and nine months ended September 30, 2002, the Corporation recorded additional interest expense of $47,000 and $144,000, respectively. In accordance with the Statement of Financial Accounting Standard (FAS) 133, the Corporation adjusted the liability for the change in the fair value of this swap from $653,000 at December 31, 2002 to $608,000 at September 30, 2003. The corresponding amount is reflected in other comprehensive income, as the Corporation has met the criteria of FAS 133 to record the contract as a cash flow hedge. This hedge will be extinguished with the lease obligation to which it pertains.

     The Corporation accounts for the leases and subleases of its U.S. manufacturing facility as capital leases. The assets underlying the capital leases are included with the Corporation’s owned property and equipment at September 30, 2003. Property and equipment, net of accumulated depreciation and amortization, at September 30, 2003 included approximately $6.9 million related to these capital leases. The related obligation of $6.2 million is included in the Corporation’s liabilities at September 30, 2003.

     The Corporation also leases land for one of its facilities and certain office equipment under terms that require the leases to be accounted for as capital leases. At September 30, 2003, property and equipment, net of accumulated depreciation and amortization, included $2.0 million related to these capital leases. The related lease obligation of $0.4 million is included in the Corporation’s liabilities at September 30, 2003.

Borrowings and Credit Facilities

     The Corporation entered into a Credit Agreement, dated August 12, 2003, with the Corporation and BioReliance (Glasgow) Ltd. as borrowers, certain subsidiaries of the Corporation as guarantors, Bank of America, N.A. as administrative agent, security trustee and letter of credit issuer, the lenders party thereto, and Banc of America Securities LLC as the sole lead arranger and sole book manager (the “Credit Agreement”), under the credit agreement, the Corporation may borrow up to $60 million for general corporate purposes, including working capital and capital expenditures, refinance existing indebtedness and finance the acquisition of Q-One Biotech. The credit facility consists of a $15 million revolving credit facility, a $35 million domestic term loan and a $10 million foreign term loan. The Corporation borrowed approximately $48.2 million to fund a portion of the purchase price paid in the Q-One Biotech acquisition, including a $3.2 million revolving loan and $45.0 million in term loans. Final amounts due under the revolving credit facility will become due and payable in full on September 30, 2006. The Corporation is required to make quarterly payments under the term loans beginning on December 31, 2003. Amounts due under the term loans will become due and payable in full on September 30, 2008.

     The credit facility includes negative covenants including, among others, those restricting the Corporation’s ability to incur liens on its assets, pay dividends, make investments, and incur additional indebtedness. The credit facility also contains customary financial covenants including, among others, those that require the Corporation to maintain a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum net worth. The credit facility includes customary events of default including, among other things, the Corporation’s failure to pay the principal or interest of any loan or letter of credit under the credit facility, a default or event of default of any other agreement involving indebtedness, insolvency by the Corporation or any of its subsidiaries, and change in control of the Corporation (as defined in the Credit Agreement). Specifically the Corporation is required to:

•	Maintain consolidated net worth of at least the sum of (i) 85% of consolidated net worth of the consolidated group as of the initial funding date (after giving proforma effect to the acquisition of Q-One Biotech), plus (ii) as of the end of each quarter of the Corporation, commencing with the quarter ending December 31, 2003, an amount equal to 75% of Consolidated Net Income (but not less than zero) for such quarter, such increases to be cumulative, plus an amount equal to 100% of the net cash proceeds from all equity transactions after the closing date.

•	Maintain a consolidated leverage ratio (the ratio of consolidated funded debt to consolidated EBITDA) as of the end of any quarter of the Corporation of no greater than 2.50 to 1.00. Consolidated funded debt excludes funded debt relating to the Loan Notes. EBITDA is defined as consolidated net income, interest expense, income taxes, depreciation and amortization, and non-cash expense for stock options. EBITDA will be calculated based on the four previous consecutive quarters.

•	Maintain a consolidated fixed charge coverage ratio (ratio of the sum of consolidated EBITDAR less cash taxes paid, less consolidated capital expenditures to consolidated fixed charges) as of the end of any quarter of the Corporation of at least 1.25 to 1.00. Consolidated fixed charges are defined as the sum of the cash portion of consolidated interest expense, rent and lease expense, consolidated scheduled funded debt payments, and dividends and other distributions paid on the Corporation's capital stock. Consolidated EBITDAR is EBITDA plus rent and lease expense. EBITDAR and consolidated fixed charges will be calculated based on the four previous quarters.

     Interest on the credit facility is calculated using the applicable Euro Current Rate of Base Rate plus an Applicable Rate Adjustment (the Rate Adjustment). The Rate Adjustment is variable based on the ratio of total funded debt under the facility to the Corporation’s EBITDA. This ratio will be calculated and reported to the lenders quarterly. Interest at September 30, 2003 was 4.63%, which rate includes a 3.5% Rate Adjustment.

     In November 2003, the Corporation entered into a new interest rate swap whereby the variable interest rate portion of $28.0 million of the domestic loan was effectively converted into debt with a fixed rate of 3.21% per annum. The swap expires in September 2008.

     In November 2003, the Corporation entered into a cross-currency interest rate swap whereby the $8.0 million of the foreign term loan and its variable interest rate portion was effectively converted into a fixed rate United Kingdom Pound Sterling note with a fixed rate of 5.30% per annum. The swap expires in September 2008.

     In connection with the purchase, the Corporation issued Floating Rate Guaranteed unsecured Loan Notes in the amount of £6,182,974 ($10,290,324 at September 30, 2003) to a former shareholder of Q-One Biotech. The loan notes mature on September 23, 2006.

     In consideration for Clydesdale Bank’s guarantee, the Corporation deposited an amount equal to the principal amount of the Loan Notes with Clydesdale Bank. Amounts outstanding on the Loan Notes accrue interest in an amount equal to the interest the Corporation earns on the cash deposited in Clydesdale Bank. The cash is recorded as restricted cash on the Corporation’s balance sheet as of September 30, 2003.

     The Corporation entered into a Security Agreement, on September 22, 2003, whereby the Corporation, and certain of its subsidiaries have granted a security interest in all personal property currently owned or subsequently acquired to Bank of America, N.A. as administrative agent for the lenders as security for their obligations under the Credit Agreement.

     The Corporation entered into a Pledge Agreement on September 22, 2003, whereby the Corporation, and certain of its subsidiaries have granted a security interest in (1) 100% of the capital stock of each domestic subsidiary of the Corporation, (2) 65% of the issued and outstanding shares of capital stock entitled to vote of each foreign subsidiary and (3) 100% of the issued and outstanding Capital Stock not entitled to vote of each foreign subsidiary of the Corporation to Bank of America, N.A. as administrative agent for the lenders as security for their obligations under the Credit Agreement.

     The Corporation has a mortgage loan of $4.3 million from Bank of America with a maturity date of November 30, 2009 that was used to finance the construction of one of its facilities in Rockville, Maryland. In addition to a principal payment of $10,576 per month, the mortgage loan bears interest at the London Inter-Bank Offering Rate (LIBOR) plus the applicable LIBOR Rate Additional Percentage (LIBOR Rate Option). The LIBOR Rate Option ranges from 1.0% to 2.15% depending on the Corporation achieving certain funded debt to EBITDA ratios. At September 30, 2003, the applicable interest rate on the mortgage loan was 1.12% and the LIBOR Rate Option was 1.40%. At September 30, 2003, approximately $2.1 million was outstanding on the mortgage loan.

     Under an interest rate swap, the variable interest rate portion of the mortgage loan was effectively converted into debt with a fixed rate of 6.14% per annum. This swap expires November 1, 2009. Amounts paid or received under the interest rate swap are recognized as interest income or expensed in the periods in which they accrued and are recorded in the same category as that arising from the mortgage loan. As a result of a decrease in the variable interest rate, for the three months and nine months ended September 30, 2003, the Corporation recorded $26,000 and $78,000, respectively, of additional interest expense related to the interest rate swap. For the three and nine months ended September 30, 2002, the Corporation recorded additional interest expense of $24,000 and $73,000, respectively. In accordance with FAS 133, the Corporation adjusted the liability for the change in the fair value of this swap from $306,000 at December 31, 2002 to $280,000 at September 30, 2003. The corresponding amount is reflected in other comprehensive income, as the Corporation has met the criteria of FAS 133 to record the contract as a cash flow hedge. This hedge will be extinguished with the mortgage loan to which it pertains.

     The Corporation’s mortgage loan and the guaranteed indebtedness related to the construction of the U.S. manufacturing facilities are cross collateralized and are secured by a deed of trust on one of the Corporation’s laboratory facilities in Rockville, Maryland. The agreements require the Corporation to comply with financial and restrictive covenants, including fixed charge coverage and funded debt to EBITDA ratios. Specifically, the Corporation is required to:

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

     The Corporation has a $3.0 million loan from the Department of Business and Economic Development, a department of the State of Maryland. The Corporation is required to use the proceeds to expand and relocate its activities in Rockville, Maryland. The loan requires quarterly principal payments of $107,143 plus accrued interest and matures on June 30, 2006. The loan bears interest at rates from 0.0% to 7.5% based on the Corporation’s achieving specific employment levels through 2005. The current interest rate is 0.0%. The terms of the loan contain annual reporting requirements, including the reporting of employment data. At September 30, 2003, approximately $1.2 million was outstanding on the loan.

     At September 30, 2003, the Corporation was in compliance with all covenants under its loan agreements.

Capital Expenditures

     During the nine months ended September 30, 2003 and 2002, the Corporation invested $8.7 million and $5.0 million, respectively, for capital expenditures. These capital expenditures were primarily for leasehold improvements, investments in information systems and investments in new equipment.

     Estimated capital expenditures for the remainder of 2003 include capacity expansions in newly acquired U.S. testing and development operations and U.K. manufacturing operations. The Corporation’s plans also include additional investments in information systems, as well as in normal equipment replacements.

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

     Although the Corporation has no final agreements or arrangements in place with respect to any future acquisition, there may be acquisition or other growth opportunities and the Corporation may, from time to time, seek to obtain funds from public or private issuances of equity or debt securities on a strategic basis. There can be no assurances that such financing will be available on terms acceptable to the Corporation.

Foreign Currency

     The accounts of the Corporation’s international subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated into United States dollars at period-end exchange rates, and revenue and expense accounts are translated at average monthly exchange rates. Net exchange gains and losses resulting from these translations are excluded from net income and are accumulated in a separate component of stockholders’ equity. Transaction gains and losses that arise from some intercompany transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months and nine months ended September 30, 2003, the Corporation recorded $1.7 million of foreign currency transaction gains arising from a change in the value of the dollar since the acquisition of Q-One Biotech. The Corporation recorded $13,000 and $0.7 million in net translation exchange gains for the three months and nine months ended September 30, 2003, respectively, compared to $0.1 million and $0.7 million for the three months and nine months ended September 30, 2002, respectively. In November 2003, the Corporation entered into a cross-currency interest rate swap whereby the $8.0 million of the foreign term loan and its variable interest rate portion was effectively converted into a fixed rate United Kingdom Pound Sterling note with a fixed rate of 5.30% per annum. The swap expires in September 2008.

     Since the revenues and expenses of the Corporation’s international operations generally are denominated in local currencies, exchange rate fluctuations between such local currencies and the United States dollar will subject the Corporation to currency translation risk with respect to the reported results of its international operations as well as to other risks sometimes associated with international operations. The Corporation derived 21% and 20% of its revenue for the three months ended September 30, 2003 and 2002, respectively, and 20% and 18% of its revenue for the nine months ended September 30, 2003 and 2002, respectively from services performed in the United Kingdom and Germany. The Corporation expects that the percentage of revenues derived outside the United States will increase in the fourth quarter of 2003 and in 2004 as a result of its acquisition of Q-One Biotech. In addition, the Corporation may be subject to currency risk when the Corporation’s service contracts are denominated in a currency other than the currency in which the Corporation incurs expenses related to such contracts.

     The Corporation may experience fluctuations in financial results from the Corporation’s operations outside the United States, and the Corporation may not be able, contractually or otherwise, to reduce the currency risks associated with its operations. At the present time, the Corporation uses a cross-currency interest rate swap to manage or control foreign currency with respect to $8.0 million of its $10.0 million foreign term loan. While the Corporation may use additional financial instruments in the future, these financial instruments may not be successful in managing or controlling foreign currency risk.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

     The Corporation is exposed to credit market risk from adverse changes in interest rates and foreign currency exchange rates.

Interest Rate Risks

     The Corporation is exposed to interest rate risk primarily through its investments in cash equivalents. The Corporation’s investment policy stipulates investment in short-term, low-risk instruments. At September 30, 2003, the Corporation had $17.1 million in cash and cash equivalents. If interest rates fall, floating rate securities may generate less interest income. The Corporation does not believe that it is exposed to any material interest rate risk as a result of its investments in cash equivalents.

     At September 30, 2003, the Corporation had total debt of $69.2 million, most of which bore interest at a variable interest rate. In November 2003, the Corporation entered into interest rate swaps to convert the variable interest rate into a fixed rate for $28.0 million of the domestic loan and, separately, entered into a cross-currency interest rate swap to convert the variable interest rate into a fixed rate for $8.0 million of the $10.0 million foreign term loan.

Foreign Currency Exchange Risk

     The Corporation’s international operations are subject to foreign exchange rate fluctuations. The Corporation derived 21% and 20% of its revenue for the three and nine months ended September 30, 2003, respectively, from services performed in the United Kingdom and Germany. The Corporation has not hedged its foreign currency exposure to date except for the cross-currency interest rate swap discussed above. Management expects that the Corporation’s exposure to foreign currency rate fluctuations will increase with the consideration of Q-One Biotech’s results. See “Foreign Currency” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of our foreign currency risks and exposures.

Item 4. Controls and Procedures

     The Corporation’s Chief Executive Officer and Chief Financial Officer evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2003, the Corporation’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Corporation, including its consolidated subsidiaries, is made known to the Corporation’s Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that the information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities and Use of Proceeds

     As of September 30, 2003, the Corporation had used approximately $32.2 million of the net proceeds from its initial public offering toward planning and construction for manufacturing expansion, purchases of laboratory equipment and information systems hardware and software, debt repayments and the acquisition of Q-One Biotech. The Corporation has now used all of its net proceeds from its initial public offerings.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

10.1	International Swap Dealers Association, Inc. Master Agreement and Schedule, dated as of November 4, 2003, by and among Bank of America, N.A. and BioReliance (Glasgow) Limited

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

On July 24, 2003, the Corporation furnished its earnings release for the quarter ended June 30, 2003 under Item 12 of Form 8-K.

On August 26, 2003, the Corporation filed a Form 8-K to announce that it had entered into definitive agreements to acquire Q-One Biotech Group Limited and to announce that it had entered into a new senior secured credit facility, under Item 5 of Form 8-K.

On October 8, 2003, the Corporation filed a Form 8-K to announce the closing of its acquisition of Q-One Biotech Group Limited, under Item 2 of Form 8-K, to announce the closing of its new senior secured credit facility, under Item 5 of Form 8-K, and to file the share purchase agreements and credit facility documents under Item 7 of Form 8-K.

On October 23, 2003, the Corporation furnished its earnings release for the quarter ended September 30, 2003, under Item 12 of Form 8-K.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2003

BioReliance Corporation (Registrant)

By /s/ Capers W. McDonald

Capers W. McDonald President and Chief Executive Officer

By /s/ John L. Coker

John L. Coker Senior Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

10.1	International Swap Dealers Association, Inc. Master Agreement and Schedule, dated as of November 4, 2003, by and among Bank of America, N.A. and BioReliance (Glasgow) Limited

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002